Form 10-Q
period 2021-09-30
Biofrontera Inc.
filed 2021-11-30
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-40943

Biofrontera Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3765675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Presential Way, Suite 330, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

(781) 245-1325

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BFRI	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock, each at an exercise price of $5.00 per share	BFRIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 28, 2021, there were 11,600,000 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

BALANCE SHEETS

(In thousands, except par value and share amount)

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,716	$8,080
Accounts receivable, net	2,007	3,216
Accounts receivable, related parties	39	73
Inventories	5,439	7,091
Prepaid expenses and other current assets	936	1,116

Total current assets	10,137	19,576

Property and equipment, net	289	370
Intangible asset, net	3,555	3,869
Other assets	1,373	323

Total assets	$15,354	$24,138

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$367	$176
Accounts payable, related parties	1,662	1,538
Accrued expenses and other current liabilities	9,262	2,706

Total current liabilities	11,291	4,420

Long-term liabilities:
Acquisition contract liabilities, net	15,795	13,828
Other liabilities	5,648	62

Total liabilities	$32,734	$18,310

Commitments and contingencies (see Note 18)

Stockholder’s equity(deficit):
Common Stock, $0.001 par value, 300,000,000 shares authorized; 8,000,000 shares issued and outstanding	$8	$8
Additional paid-in capital	46,986	46,986
Accumulated deficit	(64,374)	(41,166)

Total stockholder’s equity (deficit)	(17,380)	5,828

Total liabilities and stockholder’s equity (deficit)	$15,354	$24,138

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Products revenues, net	$4,319	$3,236	$14,890	$10,230
Revenues, related party	15	16	42	47

Total revenues, net	4,334	3,252	14,932	10,277

Operating expenses
Cost of revenues, related party	2,249	567	7,630	4,025
Cost of revenues, other	41	446	339	617
Selling, general and administrative	17,090	4,191	27,412	13,557
Selling, general and administrative, related party	160	111	520	397
Restructuring costs	199	181	654	861
Change in fair value of contingent consideration	700	100	1,698	238

Total operating expenses	20,439	5,596	38,253	19,695

Loss from operations	(16,105)	(2,344)	(23,321)	(9,418)

Other income (expense)
Interest expense, net	(86)	(744)	(255)	(2,113)
Other income (expense), net	185	164	419	796

Total other income (expense)	99	(580)	164	(1,317)

Loss before income taxes	(16,006)	(2,924)	(23,157)	(10,735)
Income tax expense	6	61	51	66

Net loss	$(16,012)	$(2,985)	$(23,208)	$(10,801)

Loss per common share:
Basic and diluted	$(2.00)	$(2984.67)	$(2.90)	$(10,800.96)

Weighted-average common shares outstanding:
Basic and diluted	8,000,000	1,000	8,000,000	1,000

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands, except number of shares)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total

For the three months ended September 30, 2021

Balance at June 30, 2021	8,000,000	$8	$46,986	$(48,362)	$(1,368)

Net loss	-	-	-	(16,012)	(16,012)

Balance, September 30, 2021	8,000,000	$8	$46,986	$(64,374)	$(17,380)

For the nine months ended September 30, 2021

Balance, December 31, 2020	8,000,000	$8	$46,986	$(41,166)	$5,828

Net loss	-	-	-	(23,208)	(23,208)

Balance, September 30, 2021	8,000,000	$8	$46,986	$(64,374)	$(17,380)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total

For the three months ended September 30, 2020

Balance at June 30, 2020	1,000	$0	$-	$(37,995)	$(37,995)

Net loss	-	-	-	(2,985)	(2,985)

Balance, September 30, 2020	1,000	$0	$-	$(40,980)	$(40,980)

For the nine months ended September 30, 2020

Balance, December 31, 2019	1,000	$0	$-	$(30,179)	$(30,179)

Net loss	-	-	-	(10,801)	(10,801)

Balance, September 30, 2020	1,000	$0	$-	$(40,980)	$(40,980)

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(23,208)	$(10,801)
Adjustments to reconcile net loss to cash flows used in operations:
Depreciation	95	109
Amortization of acquired intangible assets	314	314
Change in fair value of contingent consideration	1,698	238
Gain from disposal of property and equipment	—	(2)
Provision for inventory obsolescence	31	401
Provision for (recovery of) doubtful accounts	36	(6)
Non-cash interest expense	268	268
Changes in operating assets and liabilities:
Accounts receivable and related party receivables	1,210	3,375
Prepaid expenses and other assets	234	519
Inventories	1,613	873
Accounts payable and related party payables	308	(6,546)
Accrued expenses and other liabilities	11,676	(448)
Cash flows used in operating activities	(5,725)	(11,706)

Cash flows from investing activities:
Purchases of property and equipment	(2)	—
Cash flows used in investing activities	(2)	—

Cash flows from financing activities:
Proceeds from related party indebtedness	—	5,500
Proceeds from start-up cost financing	—	3,356
Payment of deferred offering costs	(638)	—
Cash flows provided by (used in) financing activities	(638)	8,856

Net decrease in cash and cash equivalents	(6,365)	(2,850)
Cash, cash equivalents and restricted cash, at the beginning of the period	8,278	7,452

Cash, cash equivalents and restricted cash, at the end of the period	$1,913	$4,602

Supplemental disclosure of cash flow information
Interest paid - related party	$—	$1,740
Income tax paid, net	$9	$65

Supplemental non-cash investing and financing activities
Deferred offering costs included in accrued expenses and other liabilities	$460	$—
Non-cash purchase of fixed assets included in accounts payable and related party payable	$13	—

The accompanying notes are an integral part of these financial statements.

Biofrontera Inc.

Notes to the Financial Statements

(Unaudited)

1. Business Overview

We are a U.S.-based biopharmaceutical company specializing in the commercialization of pharmaceutical products for the treatment of dermatological conditions, in particular, diseases caused primarily by exposure to sunlight that results in sun damage to the skin. Our principal licensed products focus on the treatment of actinic keratoses, which are skin lesions that can sometimes lead to skin cancer. We also market a licensed topical antibiotic for treatment of impetigo, a bacterial skin infection.

Our principal product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s medical device, which has been approved by the U.S. Food and Drug Administration (“FDA”), the BF-RhodoLED® lamp, for photodynamic therapy in the U.S. for the lesion-directed and field-directed treatment of actinic keratosis of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”) with Biofrontera Pharma GmbH (“Pharma”) dated as of October 1, 2016, as subsequently amended on June 16, 2021 and further amended on October 8, 2021. Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and BF-RhodoLED® for all indications currently approved by the FDA as well as all future FDA-approved indications.

Our second prescription drug product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo due to staphylococcus aureus or streptococcus pyogenes. The approved indication is impetigo, a common skin infection. It is approved for use in adults and children 2 months and older. We are currently selling Xepi® for this indication in the U.S. under an exclusive license and supply agreement (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was acquired by Biofrontera Inc. on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”). Refer to Note 14, Related Party Transactions, for further details.

Liquidity and Going Concern

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz®, BF-RhodoLED® and Xepi®. We have historically financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in connection with the Intercompany Revolving Loan Agreement with our parent, Biofrontera AG. On December 31, 2020, the Company agreed to convert the outstanding principal balance of the revolving debt in the amount of $47.0 million into an aggregate of 7,999,000 shares of common stock at a purchase price of $5.875 per share, which was based on our internal assessment and agreement with our parent, for an aggregate gross capital contribution of $47.0 million.

Since inception, we have incurred losses and generated negative cash flows from operations. As of December 31, 2020, we had an accumulated deficit of $41.2 million and cash and cash equivalents of $8.1 million. As of September 30, 2021, we had an accumulated deficit of $64.4 million, which is inclusive of a legal settlement liability of $11.25 million – see Legal Proceedings section in Note 19 for further details, and cash and cash equivalents of $1.7 million.

We expect to continue to generate revenue from product sales. We also expect to continue to incur operating losses from significant sales and marketing efforts in the U.S as we seek to expand the commercialization of Ameluz® and Xepi®. In addition, we expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. We also expect to incur additional costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S.

Our future growth is dependent on our ability to obtain equity or debt financing. On March 31, 2021, we entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds for a two-year term.

On November 2, 2021, we completed an initial public offering (“IPO”) and issued and sold 3,600,000 units (“Units”), each consisting of (i) one share of common stock of the Company, par value $0.001 per share (the “Shares”) and (ii) one warrant of the Company (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $5.00 per Share. In addition, the underwriters exercised in full their option to purchase up to an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the Company estimates the net proceeds from the IPO to be $15.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company.

On November 24 and November 26, 2021, investors exercised their warrants to purchase a total of 854,000 shares of common stock at an exercise price of $5.00 per share, resulting in estimated net proceeds of $3.9 million after deducting underwriting discounts and commission.

On November 29, 2021, we entered into a securities purchase agreement with a single institutional investor for the purchase of 2,857,143 shares of our common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to an aggregate of 2,857,143 shares of common stock, in a private placement. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $5.25. The warrants have an exercise price of $5.25 per share, will be immediately exercisable, and will expire five years from the issuance date. The gross proceeds from the private placement offering are expected to be approximately $15.0 million. The private offering is expected to close on or about December 1, 2021, subject to the satisfaction of customary closing conditions.

With the funds available under the Second Intercompany Revolving Loan Agreement, the net proceeds from the IPO, and the proceeds from the private placement offering, we will have sufficient funds to support the operating, investing, and financing activities of the Company through at least twelve months from the date of the issuance of the interim financial statements.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2020, included in the Company’s final prospectus for the Company’s initial public offering, as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, on November 1, 2021 (“Final Prospectus”). In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results.

The financial statements are presented in U.S. dollars (“USD”) or thousands of USD.

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies within the notes to financial statements for the year ended December 31, 2020, included in the Company’s Final Prospectus. There have been no significant changes to these policies during the nine months ended September 30, 2021, except as noted below.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), amending accounting guidance to simplify the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material impact on the Company’s financial statements and disclosures for the nine months ended September 30, 2021.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on the lease classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The JOBS ACT provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows us to delay the adoption of this new standard until it would otherwise apply to private companies. The new standard will be effective for us for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. The new standard will be effective for us on January 1, 2023. The Company is currently evaluating the impact of adopting this guidance.

3. Acquisition Contract Liabilities

On March 25, 2019, we entered into an agreement (as amended, the “Share Purchase Agreement”) with Maruho Co, Ltd. (“Maruho”) to acquire 100% of the shares of Cutanea Life Sciences, Inc. (“Cutanea”). As of the date of the acquisition, Maruho Co, Ltd. owned approximately 29.9% of our parent, Biofrontera AG through its fully owned subsidiary Maruho Deutschland GmbH.

The acquisition of Cutanea has enabled us to market Xepi®, an FDA-approved drug that had been introduced in the US market in November 2018.

After the date of acquisition, we were entitled to restructure the business of Cutanea and be reimbursed by Maruho for these restructuring costs. These restructuring costs Maruho agreed to pay are referred to as “SPA Costs” under the arrangement and are to be accounted for as other income in the period the amounts are determined in accordance with ASC 810. Refer to Note 15, Restructuring costs, for further detail.

Pursuant to the Share Purchase Agreement, Maruho agreed to provide $7.3 million in start-up cost financing for Cutanea’s redesigned business activities (“start-up costs”). These start-up costs are to be paid back to Maruho by the end of 2023 in accordance with contractual obligations related to an earn-out arrangement. In addition, as part of the earn-out arrangement with Maruho, the product profit amount from the sale of Cutanea products as defined in the share purchase agreement will be shared equally between Maruho and Biofrontera until 2030 (“contingent consideration”).

In connection with this acquisition, we recorded: (i) a $4.6 million intangible asset related to the Xepi® license refer, (Refer to Note 9, Intangible Asset, net, for further detail) (ii) a $1.7 million contract asset related to the benefit associated with the non-interest bearing start-up cost financing, (iii) $6.5 million of contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho, (iv) a bargain purchase gain of $5.7 million due to the excess fair value of the net assets acquired over the cash consideration transferred, as well as (v) a favorable lease asset of $69,000 related to the leased properties. The total fair value of the consideration expected to be transferred from the Company to Maruho was the one US dollar purchase price and $6.5 million of contingent consideration related to the earn-out.

The contract asset related to the start-up cost financing is amortized on a straight-line basis using a 6.0% interest rate over the 57-month term of the financing arrangement, which ends on December 31, 2023. The start-up cost financing was determined to represent interest free financing arranged for the benefit of the Company and, as such, was excluded from the purchase consideration. The contract asset is shown net of the related start-up cost financing within acquisition contract liabilities, net.

The contingent consideration was recorded at acquisition-date fair value using a Monte Carlo simulation with an assumed discount rate of 6.0% over the applicable term. The contingent consideration is recorded within acquisition contract liabilities, net. The amount of contingent consideration that could be payable is not subject to a cap under the agreement. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period.

Acquisition contract liabilities, net consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Contingent consideration	$9,300	$7,602
Start-up cost financing	7,300	7,300
Contract asset	(805)	(1,074)
Acquisition contract liabilities, net	$15,795	$13,828

Contingent consideration, which relates to the estimated profits from the sale of Cutanea products to be shared equally with Maruho, is reflected at fair value within acquisition contract liabilities, net on the balance sheets. The fair value is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration utilizes a Monte Carlo simulation model, which incorporates the following key assumptions and estimates: (i) the product profit amount to be shared equally with Maruho, (ii) remaining contractual term, (iii) risk discount rate, and (iv) payment discount rate of 6.0%. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period.

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2018	$-
Issuance of contingent consideration at acquisition date	6,500
Change in fair value of contingent consideration	962
Balance at December 31, 2019	$7,462
Change in fair value of contingent consideration	140
Balance at December 31, 2020	$7,602
Change in fair value of contingent consideration	1,698
Balance at September 30, 2021	$9,300

The change in fair value of the contingent consideration is recorded in operating expenses in the statements of operations. The fair value of the contingent consideration increased $0.7 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. The fair value of the contingent consideration increased $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

4. Revenue

We generate revenue primarily through the sales of our products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Product revenues, net	$4,319	$3,236	$14,890	$10,230
Related party revenues	15	16	42	47
Revenues, net	$4,334	$3,252	$14,932	$10,277

We generated $4.3 million and $14.6 million of Ameluz® revenue, de minimus amounts of Xepi® revenue and $73,000 and $0.3 million of BF-RhodoLED® lamps revenue during the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2020, we generated $3.1 million and $9.7 million of Ameluz® revenue, $54,000 and $0.2 million of Xepi® revenue, and $86,000 and $0.3 million of BF-RhodoLED® lamps.

Related party revenue relates to an agreement with Biofrontera Bioscience GmbH (“Bioscience”) for BF-RhodoLED® leasing and installation service. Refer to Note 14, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

		Co-pay	Prompt	Government
		assistance	pay	and payor
(in thousands):	Returns	program	discounts	rebates	Total
Balance at December 31, 2020	$217	$52	$15	$43	$327
Provision related to current period sales	2	211	6	119	339
Credit or payments made during the period	(142)	(263)	(5)	(113)	(523)
Balance at September 30, 2021	$77	$-	$16	$49	$143

5. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date.

The allowance for doubtful accounts was $9,000 and $40,000 as of September 30,2021 and December 31, 2020, respectively.

6. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. During the three and nine months ended September 30, 2021, we recorded a $(3,000) and $31,000 provision, respectively, for Xepi® inventory obsolescence. During the three and nine months ended September 30, 2020, we recorded a $0.4 million and $0.4 million provision, respectively, for Xepi® inventory obsolescence due to product expiring.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Prepaid expenses	$390	$497
Security deposits	121	121
Other	425	498
Total	$936	$1,116

8. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Computer equipment	$81	74
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	106	106
Office equipment	5	5
Property and equipment, gross	668	661
Less: Accumulated depreciation	(379)	(291)
Property and equipment, net	$289	$370

Depreciation expense is included in selling, general and administrative expense on the statements of operations. Depreciation expense was $29,000 and $95,000 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $36,000 and $109,000 for the three and nine months ended September 30, 2020, respectively.

9. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	September 30, 2021	December 31, 2020

Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,045)	(731)
Intangible asset, net	$3,555	$3,869

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense is included in selling, general and administrative expense on the statements of operations. Amortization expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively. The expected annual amortization expense for the next five years from 2021 to 2025 is $0.4 million each year.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. As of March 31, 2020, given the impact to the global economy, as well as the Company’s operations, from the COVID-19 pandemic, the Company determined an interim impairment analysis was warranted for the Xepi® license acquired in the Cutanea business combination. The Company evaluated the Xepi® license for impairment using an undiscounted cash flow analysis and determined no impairment charge was necessary.

The Company did not recognize any intangible asset impairment charges during the three and nine months ended September 30, 2021 or 2020.

10. Statement of Cash Flows

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	September 30, 2021	December 31, 2020

Cash and cash equivalents	$1,716	$8,080
Short-term restricted cash	47	48
Long-term restricted cash	150	150
Total cash, cash equivalent, and restricted cash shown on the statements of cash flows	$1,913	$8,278

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Legal settlement	$5,625	$-
Employee compensation and benefits	1,803	1,781
Professional fees	744	170
Product revenue allowances and reserves	143	327
Restructuring liability	63	-
Other	884	428
Total	$9,262	$2,706

12. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020

Legal settlement - noncurrent	$5,625	$-
Other	23	62
Total	$5,648	$62

13. Income Taxes

As part of Congress’s response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into United States law on March 27, 2020 and modifies certain provisions of the Tax Cuts and Jobs Act, enacted in 2017, with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021. The CARES Act did not have a material impact on the financial statements due to our full valuation allowance position.

As a result of the net losses we have incurred since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred for the three and nine months ended September 30, 2021 and 2020 relates to state income taxes.

At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of September 30,2021, and December 31, 2020, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

14. Related Party Transactions

License and Supply Agreement

On July 15, 2016, the Company executed an exclusive license and supply agreement with Pharma, which was amended in July 2019 to increase the Ameluz transfer price per unit from 35.0% to 50.0% of the anticipated net selling price per unit as defined in the agreement. Under the agreement, the Company obtained an exclusive, non-transferable license to use the Pharma’s technology to market and sell the licensed products, Ameluz® and BF-RhodoLED® and must purchase the licensed products exclusively from Pharma. There was no consideration paid for the transfer of the license. Refer to Note 21 Subsequent Events, for amendment to license and supply agreement dated October 8, 2021.

Purchases of the licensed products during the three and nine months ended September 30, 2021 were $1.0 million and $5.7 million respectively, and recorded in inventories in the balance sheets, and, when sold, in cost of revenues, related party in the statements of operations. Purchases of the licensed products during the three and nine months ended September 30, 2020 were $0.3 million and $5.6 million. Amounts due and payable to Pharma as of September 30, 2021 and December 31, 2020 were $1.3 million, which were recorded in accounts payable, related parties in the balance sheets.

Loan Agreement

On June 19, 2015, the Company entered into a 6% interest bearing revolving loan agreement with Biofrontera AG, the Company’s parent. Interest was accrued and paid quarterly over the life of the loan. As of September 30, 2021 and December 31,2020, there was no loan principal balance outstanding. There was no interest expense recognized for the three or nine months ended September 30, 2021. Interest expense for the three and nine months ended September 30, 2020 was $0.7 million and $1.9 million, respectively.

On December 31, 2020, the Company agreed to convert the outstanding principal balance of the revolving debt of $47.0 million into an aggregate of 7,999,000 shares of common stock at a price of $5.875 per share, for an aggregate gross capital contribution of $47.0 million.

On March 31, 2021, the Company entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds. The revolving loan bears an annual interest rate of 6.0% and will terminate on the second anniversary of the date of this loan agreement, March 31, 2023 (the “termination date”). The outstanding principal and interest balance of all advances shall be due and payable on the termination date. In the event of a change in control of the Company at any point prior to the termination date, Biofrontera AG’s obligation to make advances to the Company shall be discharged immediately upon the effective date of the change of control; and all outstanding obligations of the Company must be paid back in full within twelve months of the effective date of the change of control. Biofrontera AG may require the Company to pay all outstanding obligations at any time on or after the date that is ten calendar days following the closing of a transaction that reduces the voting rights of the Company in Biofrontera AG to less than 100%. As of September 30, 2021, the Company has not drawn upon the Second Intercompany Revolving Loan Agreement.

Service Agreements

On January 1, 2016, the Company executed an intercompany service agreement with Biofrontera AG. Under the agreement, the Company receives services which include accounting consolidation, information technology support, and pharmacovigilance services.

On July 2, 2021, we entered into a new intercompany services agreement (“2021 Services Agreement”) which provides for the execution of statements of work that will supersede the applicable provisions of the 2016 Services Agreement. The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including information technology and pharmacovigilance support. Under the 2021 Services Agreement we have agreed that the applicable provisions related to reimbursement and allocation of expenses in the 2016 Services Agreement will remain in effect until we execute a statement of work under the 2021 Services Agreement that supersedes such provisions. Expenses related to the service agreement were $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, which were recorded in selling, general and administrative, related party. Management asserts that these expenses represent a reasonable allocation from Biofrontera AG. Amounts due to Biofrontera AG related to the service agreement were $0.3 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively, which were recorded in accounts payable, related parties in the balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Bioscience to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreements was approximately $15,000 and $16,000 for the three months ended September 30, 2021 and 2020, respectively and recorded as revenues, related party. Total revenue related to the clinical lamp lease agreements was approximately $42,000 and $47,000 for the nine months ended September 30, 2021 and 2020, respectively. Amounts due from Bioscience for clinical lamp and reimbursement were approximately $37,000 and $73,000 as of September 30, 2021 and December 31, 2020, respectively, which were recorded as accounts receivable, related parties in the balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea Share Purchase Agreement, we received start-up cost financing and reimbursements for certain SPA costs. Refer to Note 3 - Acquisition Contract Liabilities.

For the nine months ended September 30, 2020, the Company received start-up cost financing from Maruho in the amount of $3.4 million, which was recorded as acquisition contract liabilities, net in the balance sheets. No start-up cost financing was received during the nine months ended September 30, 2021.

The amounts reimbursed relating to SPA costs were recorded as other income in the statements of operations as the related expenses were recorded. For the three and nine months ended September 30, 2021, the reimbursed amounts recognized relating to SPA costs were $0.2 million and $0.5 million. For the three and nine months ended September 30, 2020, the amounts reimbursed relating to SPA costs were $0.2 million and $0.7 million, respectively.

Amounts due from Maruho were $3,000 as of September 30, 2021 and were recorded in accounts receivable, related parties in the balance sheets. There were no amounts due to Maruho at December 31, 2020.

Other

The Company receives expense reimbursement from Biofrontera AG and Bioscience on quarterly basis for costs incurred on behalf of these entities, which are netted against expenses incurred within selling, general and administrative expenses. Total expense reimbursements were $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. Total expense reimbursements for the three and nine months ended September 30, 2020 were $0.2 million and $0.6 million, respectively

On August 27, 2020, the Company received $1.5 million from Pharma to support the Company’s marketing efforts. For the three and nine months ended September 30, 2020, the Company recorded $0.1 million as a reduction of selling, general and administrative costs in the statement of operations to offset the $0.1 million of specific, incremental, identifiable marketing costs incurred to support the sales of Ameluz and of BF-RhodoLED and $1.1 million as a reduction of cost of revenue, related party. The remaining $0.3 million was recorded as a deferred liability as of September 30, 2020, with the expectation of additional marketing costs to be incurred in the fourth quarter.

15. Restructuring costs

We restructured the business of Cutanea and incurred restructuring costs which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to Aktipak® discontinuation, personnel costs related to the termination all Cutanea employees, and the winding down of Cutanea’s operations. For the three and nine months ended September 30, 2021, restructuring costs were incurred in the amount of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2020, restructuring costs were incurred in the amount of $0.2 million and $0.9 million, respectively

As of September 30, 2021, the Company does not expect to incur additional product discontinuation or personnel costs. As of September 30, 2021, the remaining amount the Company expects to incur related to facility exit costs is $0.1 million. The expected completion date of the remaining facility exit activities is in the fourth quarter of 2021.

16. Interest Expense, net

Interest expense, net consists of the following:

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Related party interest expense	$-	$(661)	$-	$(1,868)
Contract asset interest expense	(90)	(90)	(268)	(268)
Interest income	4	7	13	23
Interest expense, net	$(86)	$(744)	$(255)	$(2,113)

Related party interest expense consists of interest expenses incurred under our Revolving Loan Agreement with Biofrontera AG.

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

17. Other Income (Expense), net

Other income (expense), net consists of the following:

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Reimbursed SPA costs	$188	$199	$472	$733
Other, net	(3)	(35)	(53)	63
Other income (expense), net	$185	$164	$419	$796

Other, net, primarily includes gain (loss) on foreign currency transactions and gain on termination of operating leases.

18. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For three months ended September 30,		For nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(16,012)	$(2,985)	$(23,208)	$(10,801)
Weighted average common shares outstanding, basic and diluted	8,000,000	1,000	8,000,000	1,000
Net loss per share, basic and diluted	$(2.00)	$(2,984.67)	$(2.90)	$(10,800.96)

19. Commitment and Contingencies

Facility Leases

The Company leases its corporate headquarters under an operating lease that expires in November 2025. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the balance sheets.

In connection with the acquisition of Cutanea, the Company inherited various property leases in Pennsylvania, which were non-cancellable. All Cutanea property leases are operating leases and will end in 2021. A security deposit in the amount of $0.1 million was recorded as prepaid expenses and other current assets at December 31, 2020 and September 30, 2021.

Rent expense is recorded on a straight-line basis through the end of the lease term. Certain Cutanea office space is subleased to other tenants. The Company incurred rent expense, net of sublease income, in the amount of $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, which was included in selling, general, and administrative expenses and restructuring costs. The rent expense, net of sublease income, for the three and nine months ended September 30, 2020 was $0.2 million and $0.8 million, respectively.

Auto Leases

The Company also leases autos for its field sales force with a lease payment term of 40 months. The Company incurred auto lease expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Auto lease expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million, respectively.

The minimum aggregate payments of all future lease commitments, net of future sublease income, at September 30, 2021, are as follows:

(in thousands)
Years ending December 31,	Gross future lease commitments	Sublease income	Net future lease commitments
2021 Remaining	$372	$(53)	$319
2022	709	-	709
2023	494	-	494
2024	470	-	470
2025	352	-	352
Total	$2,397	$(53)	$2,344

Cutanea earnout payments

We are obligated to repay to Maruho $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 for start-up cost financing paid to us in connection with the Cutanea acquisition.

We are also obligated to share product profits with Maruho equally from January 1, 2020 through October 30, 2030. Refer to Note 3, Acquisition Contract Liabilities.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made related to Xepi® milestones for the three and nine months ended September 30, 2021, or 2020. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to such legal proceedings. We are a named party to a lawsuit filed March 23, 2018 in the United States District Court for the District of Massachusetts in which we are alleged to have infringed on certain patents and misappropriated certain trade secrets. Prior to the closing of the IPO, Biofrontera AG shall be responsible for 100% of the legal fees, costs and expenses related to this matter. After the closing of the IPO Biofrontera AG and the Company agreed to share the related legal costs at a rate of 69% and 31%, respectively.

On November 29, 2021, the Company entered into a settlement and release agreement with the respect to the above mentioned litigation. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million to settle the claims in the litigation. The Company will be responsible for $11.25 million of the aggregate settlement amount, plus interest accrued at a rate equal to the weekly average 1-year constant maturity Treasury yield, and agreed to pay in three installments, as follows:

●	On the 25th day following the entry into the settlement agreement, the Company will pay 50% of the aggregate amount it owes;
●	On the 365th day following the entry into the settlement agreement, the Company will pay 25% of the aggregate amount it owes; and
●	On the 730th day following entry into the settlement, the Company will pay 25% of the aggregate amount it owes.

As of September 30, 2021, we recorded a legal settlement liability in the amount of $11.25 million.

20. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of employee contributions up to a maximum of 6% of employees’ salary.

During the three and nine months ended September 30, 2021, matching contribution costs paid by the Company were $59,000 and $0.2 million, respectively. For the three and nine months ended September 30, 2020, matching contribution costs paid by the Company were $31,000 and $0.2 million.

21. Subsequent Events

The Company has evaluated events or transactions that occurred after September 30, 2021 for potential recognition or disclosure through November 30, 2021, which is the date these interim financial statements were available to be issued.

On October 1, 2021 we entered into an amended employment agreement with Professor Hermann Lübbert, Ph.D. that will become effective upon (i) the consummation of the offering and (ii) the earlier of either of the following occurrences: (a) the date on which Biofrontera AG is first deemed not to control us under German law or (b) the day after his last day of employment with Biofrontera AG. The agreement provides that Prof. Dr. Lübbert will serve as our Executive Chairman and, as long as he remains Chief Executive Officer of Biofrontera AG, devotes 30% of his working capacity to his responsibilities as Executive Chairman and 70% to his responsibilities to Biofrontera AG. If his employment with Biofrontera AG is terminated, he may devote a larger percentage of his working capacity (up to 100%) to the performance of his duties as Executive Chairman, subject to the approval and consent of our board of directors. During the period following the consummation of the Offering that the amended employment agreement is not effective, we will reimburse Biofrontera AG for a portion of his salary to be agreed between us and Biofrontera AG. The agreement also addresses the possible scenario in which Prof. Dr. Lübbert resigns from his position at Biofrontera AG and devotes 100% of his time to his role as Executive Chairman. Upon his resignation from Biofrontera AG, Prof Dr. Lübbert will receive a salary to be determined and approved by our board of directors at that time, which will be commensurate with the scope of his responsibilities and appropriate with respect to the Company’s financial situation. We also agree to allow Prof. Dr. Lübbert to participate in any benefit programs we make available to our employees Prof. Dr. Lübbert is further eligible to receive an annual target performance bonus of up to 100% of his base salary at the time, based on certain annual corporate goals and individual performance goals established annually by our board of directors. No bonus will be paid if our board of directors determines that the target achievement of the respective year was below 70%.

On October 8, 2021, we entered into a Corrected Amendment to Amended and Restated License and Supply Agreement for Ameluz to change the purchase price we will pay per unit to Pharma for Ameluz® from 50.0% to an amount to be based on our sales history:

-      50% of the anticipated net price per unit until we generate $30 million in revenue from sales of the products we license from Pharma during a given Commercial Year (as defined in the Ameluz LSA);

-      40% of the anticipated net price per unit for all revenues we generate between $30 million and $50 million from sales of the products we license from Pharma; and

-      30% of the anticipated net price per unit for all revenues we generate above $50 million from sales of the products we license from Pharma.

The amendment to the Ameluz LSA also entitles us to take over clinical trial and regulatory work under certain circumstances with respect to the indications that Biofrontera AG and its consolidated subsidiaries, Pharma, Bioscience, Biofrontera Neuroscience GmbH, and Biofrontera Development GmbH (collectively, the “Biofrontera Group”) is currently seeking from the FDA (as well as certain other studies identified in the Corrected Amendment to the Ameluz LSA), most of which are described in the Final Prospectus in the section titled “—Our Licensors’ Research and Development Programs—Current Clinical Trials for Ameluz® for the U.S. Market” and subtract the cost of the trials from the transfer price of Ameluz®, but it does not grant that right with respect to any indications that might be pursued in the future.

On November 2, 2021, we consummated our IPO of 3,600,000 Units each consisting of (i) one share of common stock of the Company, par value $0.001 per share and (ii) one warrant of the Company entitling the holder to purchase one Share at an exercise price of $5.00 per Share. The Warrants are immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The Shares and Warrants were issued separately in the offering and may be transferred separately immediately upon issuance. The underwriters exercised in full their option to purchase up to an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the Company estimates the net proceeds from the IPO to be $15.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the IPO, the Company issued to the underwriters Unit Purchase Options to purchase, in the aggregate, (a) 108,000 Units and (b) an additional 16,200 Warrants (relating to the underwriters’ exercise of the over-allotment option in full, with respect to the Warrants).

In connection with the consummation of the IPO, on November 2, 2021, Erica Monaco resigned her position on the board of directors of the Company and John J. Borer, Beth J. Hoffman, Ph.D, and Loretta M. Wedge, CPA, CCGMA (collectively, the “Directors”) were appointed to the board of directors of the Company (the “Board”). The Board has determined that each of Dr. Hoffman and Ms. Wedge are independent directors within the meaning of applicable SEC and Nasdaq rules. Effective November 2, 2021, each of the Directors was appointed to the Board’s Audit Committee, the Board’s Nominating and Corporate Governance Committee and the Board’s Compensation Committee.

On November 2, 2021, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the IPO. The amendment allowed for a classified board and the issuance of preferred stock. The Board and sole existing stockholder previously approved the Amended and Restated Certificate to be effective upon the consummation of the IPO.

On November 24 and November 26, 2021, investors exercised their warrants to purchase a total of 854,000 shares of common stock at an exercise price of $5.00 per share, resulting in estimated net proceeds of $3.9 million after deducting underwriting discounts and commission.

On November 29, 2021, the Company entered into a settlement and release agreement with respect to the previously mentioned litigation. Refer to Legal Proceedings section in Note 19 for further details.

On November 29, 2021, the Company entered into a securities purchase agreement with a single institutional investor for the purchase of 2,857,143 shares of its common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to an aggregate of 2,857,143 shares of common stock, in a private placement. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $5.25. The warrants have an exercise price of $5.25 per share, will be immediately exercisable, and will expire five years from the issuance date. The gross proceeds from the private placement offering are expected to be approximately $15.0 million. The private offering is expected to close on or about December 1, 2021, subject to the satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering (“IPO”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933on November 1, 2021 (“Final Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section in our Final Prospectus, actual results may differ materially from our forward-looking statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.

Factors that may cause such differences include, but are not limited to the risks that:

●	Currently, our sole source of revenue is from sales of products we license from other companies. If we fail to comply with our obligations in the agreements under which we license rights from such third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

●	Certain important patents for our licensed product Ameluz® expired in 2019. Although the process of developing generic topical dermatological products for the first time presents specific challenges that may deter potential generic competitors, generic versions of Ameluz® may enter the market following the recent expiration of these patents. If this happens, we may need to reduce the price of Ameluz® significantly and may lose significant market share.

●	Our business depends substantially on the success of our principal licensed product Ameluz®. If the Biofrontera Group is unable to successfully obtain and maintain regulatory approvals or reimbursement for Ameluz® for existing and additional indications, our business may be materially harmed.

●	The Biofrontera Group currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has recently contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Biofrontera Group fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Biofrontera Group, our business could be materially harmed.

●	If our licensors or our licensors’ manufacturing partners, as applicable, fail to manufacture Ameluz®, BF-RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues.

●	The Biofrontera Group is currently involved in lawsuits to defend or enforce patents related to our licensed products and they or another licensor may become involved in similar suits in the future, which could be expensive, time-consuming and result in an adverse outcome.

●	The COVID-19 global pandemic has negatively affected our sales and operations and may continue to do so.

●	We are fully dependent on our collaboration with the Biofrontera Group for our supply of Ameluz® and BF-RhodoLED® lamps and future development of the Ameluz® product line and on our collaboration with Ferrer for our supply of Xepi® and future development of Xepi® and may depend on the Biofrontera Group, Ferrer or additional third parties for the supply, development and commercialization of future licensed products or product candidates. Although we have the authority under the Ameluz LSA with respect to the indications that the Biofrontera Group is currently pursuing with the FDA (as well as certain other clinical studies identified in the Corrected Amendment to the Ameluz LSA) to take over clinical development, regulatory work and manufacturing from the Biofrontera Group under certain circumstances if they are unable or unwilling to perform these functions appropriately, the sourcing and manufacture of our licensed products as well as the regulatory approvals and clinical trials related to our licensed products are currently controlled, and will likely continue to be controlled for the foreseeable future, by our existing and future collaborators. Our lack of control over some of these functions could adversely affect our ability to implement our strategy for the commercialization of our licensed products.

●	We are involved in significant litigation, along with the Biofrontera Group, which has consumed and may continue to consume significant resources and management time, and adverse resolution of this litigation could require us to pay significant damages and possibly prevent us from selling certain of our licensed products, which would severely and materially adversely impact our business, prospects, financial condition or results of operations.

●	Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.

●	Healthcare legislative changes may have a material adverse effect on our business and results of operations.

●	We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively. We also must compete with existing treatments, such as simple curettage and cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.

●	We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.

●	If we fail to obtain additional financing, we may be unable to complete the commercialization of Xepi® and other products we may license.

●	Prof. Dr. Lübbert currently serves as Chairman of the management board and CEO of our parent and significant shareholder, Biofrontera AG, and, as a result, has and may continue to have, statutory, fiduciary and other duties to Biofrontera AG causing conflicts of interest with respect to his duties to us and his duties to Biofrontera AG and in determining how to devote himself to our affairs and the affairs of Biofrontera AG.

●	We have identified a material weakness in our internal control over financial reporting, resulting from a control deficiency related to the oversight of third-party service providers. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

●	Biofrontera AG is our significant shareholder and is able to exert significant control over matters subject to stockholder approval and its interests may conflict with ours or yours in the future.

●	We continue to be a “controlled company” within the meaning of Nasdaq listing standards, and as a controlled company we qualify for exemptions from certain corporate governance requirements.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Final Prospectus. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Overview

We are a U.S.-based biopharmaceutical company specializing in the commercialization of pharmaceutical products for the treatment of dermatological conditions, in particular, diseases caused primarily by exposure to sunlight that result in sun damage to the skin. Our licensed products focus on the treatment of actinic keratoses, which are skin lesions that can sometimes lead to skin cancer. We also market a topical antibiotic for treatment of impetigo, a bacterial skin infection.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA approved medical device, the BF-RhodoLED® lamp, for photodynamic therapy in the United States for the lesion-directed and field-directed treatment of actinic keratosis of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under the Ameluz LSA. Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the BF-RhodoLED® lamp in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications that the Biofrontera Group may pursue. We have the authority under the Ameluz LSA in certain circumstances to take over clinical development, regulatory work and manufacturing from the Biofrontera Group, with respect to the indications the Biofrontera Group is currently pursuing with the FDA (as well as certain other clinical studies identified in the Corrected Amendment to the Ameluz LSA). However, the Biofrontera Group does not have any obligation under the Ameluz LSA, as amended, to perform or finance clinical trials to promote new indications beyond those they are currently pursuing with the FDA (as well as certain other clinical studies identified in the Corrected Amendment to the Ameluz LSA). Under the Ameluz LSA, further extensions of the approved indications for Ameluz® photodynamic therapy in the United States are anticipated.

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or streptococcus pyogenes. It is approved for use in adults and children 2 months and older. We are currently selling Xepi® for this indication in the U.S. under the Xepi LSA that was acquired by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”).

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp for the treatment of minimally to moderately thick actinic keratosis of the face and scalp and positioning Ameluz® to be a leading photodynamic therapy product in the United States, by growing our dedicated sales and marketing infrastructure in the United States;

●	expanding our sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product; and

●	leveraging the potential for future approvals and label extensions of our existing portfolio products that are in the pipeline for the U.S. market through the LSAs with our licensors, Pharma, Bioscience and Ferrer.

Our strategic objectives also include further expansion of our product and business portfolio through various methods to pursue selective strategic investment and acquisition opportunities to expand and support our business growth, including but not limited to:

●	in-licensing further products or product opportunities and developing them for the U.S. market;

●	procuring products through asset acquisition from other healthcare companies; and

●	procuring products through share acquisition of some or all shares of other healthcare companies, including the possible acquisition of shares of our current parent company, Biofrontera AG.

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz®, the BF-RhodoLED® lamp and Xepi®. We have financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in connection with the Intercompany Revolving Loan Agreement with Biofrontera AG. On December 31, 2020, the outstanding principal balance on the intercompany loan was converted into shares of common stock. On March 31, 2021, we entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds for a two-year term. As of September 30, 2021, there was no loan principal balance outstanding under the Second Intercompany Revolving Loan.

On November 2, 2021, we completed an initial public offering (“IPO”) and issued and sold 3,600,000 units (“Units”), each consisting of (i) one share of our common stock, par value $0.001 per share (the “Shares”) and (ii) one warrant of the Company (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $5.00 per Share. In addition, the underwriters exercised in full their option to purchase up to an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the Company estimates the net proceeds from the IPO to be $15.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the IPO, the Company also issued to the underwriters Unit Purchase Options to purchase, in the aggregate, (a) 108,000 Units and (b) an additional 16,200 Warrants (relating to the underwriters’ exercise of the over-allotment option in full with respect to the Warrants).

On November 24 and November 26, 2021, investors exercised their warrants to purchase a total of 854,000 shares of common stock at an exercise price of $5.00 per share, resulting in estimated net proceeds of $3.9 million after deducting underwriting discounts and commission.

We believe that important measures of our results of operations include product revenue, operating income/(loss) and adjusted EBITDA (a non-GAAP measure as defined below). Our sole source of revenue is sales of products that we license from certain related and unrelated companies. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on licensed product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage and overhead cost management.

Key factors affecting our performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Seasonality

Because traditional photodynamic therapy treatments using a lamp are performed more frequently during the winter, our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

COVID-19

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, there has been a significant decline in demand for the Biofrontera Group’s products worldwide, and our licensed products in the United States, as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. Our revenue was directly affected by the global COVID-19 pandemic starting in mid-March of 2020. From that point on, rising infection rates and the resulting American Academy of Dermatology’s official recommendation to care for patients through remote diagnosis and treatment (telehealth) led to significantly declining patient numbers and widespread, albeit temporary, physician practice closures. After negligible sales of our products in April 2020, we observed a slow recovery of our business again in the summer of 2020 and later the first signs of stabilization in line with the usual seasonality. Doctors’ offices reopened during the second half of 2020, at least in part, and patients showed increasing willingness to undergo treatment for actinic keratosis. In the fourth quarter of 2020, we again saw a seasonally strong increase in sales. Revenue from product sales was $14.9 million for the nine months ended September 30, 2021, as compared to $10.2 million for the nine months ended September 30, 2020, indicating our revenue is recovering from the global COVID-19 pandemic. January and February revenues were still pre-pandemic in 2020 and substantially lower in January and February 2021, while revenues recovered quickly since March 2021. In order to mitigate the risk from COVID-19, we have taken expedited measures to reduce operating expenses and preserve cash, including headcount reductions, mandatory furloughs, freezing of hiring and discretionary spend, and voluntary salary reductions from the senior leadership. During the COVID-19 pandemic, we have focused our sales strategy in the U.S. market on our flagship product Ameluz® and delayed the targeted re-launch to improve the positioning of our licensed product Xepi®. To a minor extent, Xepi inventories were written down as of December 31, 2020 due to an anticipated expiration of shelf life. As the impact of the COVID-19 pandemic continues, we may experience continued disruptions that could severely impact our business, operations, and sales and marketing. We continue to monitor trends related to COVID-19 and their impact on our business, results of operations and financial condition.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi® covered by our exclusive LSAs with our licensors Pharma, Bioscience and Ferrer. Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

We also generate insignificant related party revenue in connection with an agreement with Bioscience to provide BF-RhodoLED® lamps and associated services.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and BF-RhodoLED® lamps from Pharma.

Cost of Revenues, Other

Cost of revenues, other, is comprised of purchase costs of our licensed product, Xepi®, third-party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, inventory adjustment due to expiring Xepi® products, as well as sales-based Xepi® royalties.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, as well as medical affairs professionals. Other selling, general and administrative expenses include marketing, trade, and other commercial costs necessary to support the commercial operation of our licensed products and professional fees for legal, consulting and accounting services. Selling, general and administrative expenses also include the amortization of our intangible asset as well as our legal settlement expenses. In connection with the acquisition of Cutanea, we recorded an intangible asset related to the Xepi® license, which is being amortized on a straight-line basis over an estimated useful life of 11 years.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, primarily relate to the services provided by our parent, Biofrontera AG, for accounting consolidation, IT support, and pharmacovigilance. These expenses were charged to us based on costs incurred plus 6% in accordance with the 2016 Services Agreement. On July 2, 2021, we entered into a new intercompany services agreement (“2021 Services Agreement”) which provides for the execution of statements of work that supersedes the applicable provisions of the 2016 Services Agreement. The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including IT and pharmacovigilance support. We expect to execute a statement of work under the 2021 Services Agreement related to expenses that is consistent with the 2016 Services Agreement based on costs incurred plus 6%. Under the 2021 Services Agreement we have agreed that the applicable provisions related to reimbursement and allocation of expenses in the 2016 Services Agreement will remain in effect until we execute a statement of work under the 2021 Services Agreement that supersedes such provisions.

Restructuring Costs

We restructured the business of Cutanea and incurred restructuring costs, which were subsequently reimbursed by Maruho Co, Ltd. (“Maruho”). Restructuring costs primarily relate to the winding down of Cutanea’s operations.

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date on March 25, 2019 and is re-measured at each reporting date until the contingency is resolved.

Interest Expense, net

Interest expense, net, primarily consists of interest expense incurred under our Revolving Loan Agreement with Biofrontera AG, amortization of the contract asset related to the start-up cost financing from Maruho under the Share Purchase Agreement, and immaterial amounts of interest income earned on our financing of customer purchases of BF-RhodoLED® lamps.

Other Income, net

Other income, net primarily includes (i) reimbursed SPA costs and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change

Product revenues, net	$4,319	$3,236	$1,083
Related party revenues	15	16	(1)
Revenues, net	4,334	3,252	1,082

Operating expenses:
Cost of revenues, related party	2,249	567	1,682
Cost of revenues, other	41	446	(405)
Selling, general and administrative	17,090	4,191	12,899
Selling, general and administrative, related party	160	111	49
Restructuring costs	199	181	18
Change in fair value of contingent consideration	700	100	600
Total operating expenses	20,439	5,596	14,843
Loss from operations	(16,105)	(2,344)	(13,761)
Interest expense, net	(86)	(744)	658
Other income, net	185	164	21
Loss before income taxes	(16,006)	(2,924)	(13,082)
Income tax expenses	6	61	(55)
Net loss	$(16,012)	$(2,985)	$(13,027)

Product Revenue, net

Net product revenue was $4.3 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $1.1 million, or 33.5%. The increase was primarily driven by: (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $1.0 million, and (ii) an increase in the price of Ameluz®, which further increased Ameluz® revenue by $0.2 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $2.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $1.7 million, or 296.6%. $0.6 million of such increase was driven by the increase in Ameluz® product revenue. Cost of Ameluz is directly correlated to the selling price under the Ameluz LSA with Biofrontera Pharma GmbH. In addition, we received cost reimbursement from Pharma in 2020, which resulted in $1.1 million reduction in cost of revenues, related party during the three months ended September 30, 2020.

Cost of Revenues, Other

Cost of revenues, other was $41,000 and $446,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $0.4 million, or 90.8%. The decrease was primarily driven by a $0.4 million provision for Xepi® inventory obsolescence due to product expiry recorded during the three months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.1 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $12.9 million, or 307.8%. The increase was primarily driven by the legal settlement expense recorded as of September 30, 2021 in the amount of $11.25 million. The increase was further driven by $0.6 million increase in marketing expense as we launched various marketing campaigns for our licensed products. Headcount costs also increased $0.5 million as a result of (i) resumed hiring in 2021, (ii) higher commission expenses related to improved sales performance, and (iii) the impact of cost reimbursement received from Biofrontera Pharma GmbH which resulted in $0.1 million cost reduction during the three months ended September 30, 2020. In addition, sales force travel and in-person trainings expenses increased $0.5 million.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Related party expense is based on costs incurred by Biofrontera AG plus 6% for services provided to us related to accounting consolidation, IT support and pharmacovigilance.

Restructuring Costs

Restructuring costs were $0.2 million and $0.2 million for the three months ended September 30,2021 and 2020, respectively, both of which are related to facility exit costs.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was an increase of $0.7 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Interest Expense, net

Interest expense was $0.1 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense during the three months ended September 30, 2020 included $0.6 million incurred on the intercompany loan issued by Biofrontera AG. The intercompany loan was fully converted into common stock at the end of 2020. In addition, interest expense from the straight-line amortization of the contract asset related to start-up cost financing received from Maruho under the Cutanea acquisition purchase agreement was $0.1 million during both of these periods.

Other Income, net

Other income, net was $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, both of which primarily related to reimbursed costs under the Share Purchase Agreement with Maruho.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change

Product revenues, net	$14,890	$10,230	$4,660
Related party revenues	42	47	(5)
Revenues, net	14,932	10,277	4,655

Operating expenses:
Cost of revenues, related party	7,630	4,025	3,605
Cost of revenues, other	339	617	(278)
Selling, general and administrative	27,412	13,557	13,855
Selling, general and administrative, related party	520	397	123
Restructuring costs	654	861	(207)
Change in fair value of contingent consideration	1,698	238	1,460
Total operating expenses	38,253	19,695	18,558
Loss from operations	(23,321)	(9,418)	(13,903)
Interest expense, net	(255)	(2,113)	1,858
Other income, net	419	796	(377)
Loss before income taxes	(23,157)	(10,735)	(12,422)
Income tax expenses	51	66	(15)
Net loss	$(23,208)	$(10,801)	$(12,407)

Product Revenue, net

Net product revenue was $14.9 million and $10.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $4.7 million, or 45.6%. The increase was primarily driven by (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $4.1 million, and (ii) an Ameluz® price increase effective in January 2021, which further increased Ameluz® revenue by $0.7 million. The overall increase in Ameluz revenue was partially offset by a $0.2 million decrease in Xepi® revenue.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $7.6 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3.6 million, or 89.6%. $2.5 million of such increase was driven by the increase in Ameluz® product revenue. Cost of Ameluz® is directly correlated to the selling price under the Ameluz LSA with Biofrontera Pharma GmbH. In addition, we received cost reimbursement from Pharma in 2020, which resulted in $1.1 million reduction in cost of revenues, related party during the nine months ended September 30, 2020.

Cost of Revenues, Other

Cost of revenues, other was $0.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Decrease in cost of revenue, other was mainly driven by a $0.4 million provision in 2020 for Xepi® inventory obsolescence due to product expiring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.9 million and $13.6 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $13.4 million, or 98.7%. The increase was primarily driven by the legal settlement expenses recorded as of September 30, 2021 in the amount of $11.25 million. The increase was further driven by a $1.7 million increase in headcount costs as a result of (i) resumed hiring in 2021 and (ii) higher commission expenses related to improved sales performance, and (iii) the impact of cost reimbursement received from Biofrontera Pharma GmbH which resulted in $0.1 million cost reduction during the nine months ended September 30, 2020. Marketing expense also increased by $1.2 million as we launched various marketing campaign for our licensed products. In addition, sales force travel and in-person trainings increased by $0.2 million. Such overall increase was partially offset by a decrease of $0.4 million in professional service expenses.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Related party expense is based on costs incurred by Biofrontera AG plus 6% for services provided to us related to accounting consolidation, IT support and pharmacovigilance.

Restructuring Costs

Restructuring costs were $0.7 million and $0.9 million for the nine months ended September 30, 2021 and 2020 respectively, both of which related to facility exit costs.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was an increase of $1.7 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Interest Expense, net

Interest expense was $0.3 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense during the nine months ended September 30, 2020 included $1.9 million incurred on the intercompany loan issued by Biofrontera AG. The intercompany loan was fully converted into shares of our common stock at the end of 2020. In addition, interest expense from the straight-line amortization of the contract asset related to start-up cost financing received from Maruho under the Share Purchase Agreement was $0.3 million during both of these periods.

Other Income, net

Other income, net was $0.4 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, both of which primarily related to reimbursed Share Purchase Agreement costs.

Net Income to Adjusted EBITDA Reconciliation for the three months and nine months ended September 30, 2021 and 2020

We define adjusted EBITDA as net income or loss from our statements of operations before interest income and expense, income taxes, depreciation and amortization, and other non-operating items from our statements of operations as well as certain other items considered outside the normal course of our operations specifically described below. Adjusted EBITDA is not a presentation made in accordance with GAAP. Our definition of adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Change in fair value of contingent consideration: Pursuant to the Share Purchase Agreement, the profits from the sale of Cutanea products will be shared equally between Maruho and Biofrontera until 2030 (“contingent consideration”). The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and is re-measured at each reporting date. We exclude the impact of the change in fair value of contingent consideration as this is non-cash.

Cost reimbursement from Biofrontera Pharma GmbH: On August 27, 2020, we received $1.5 million cash consideration from Biofrontera Pharma GmbH to support our marketing effort to grow the sales of the licensed products we purchase from Biofrontera Pharma GmbH, Ameluz® and BF-RhodoLED® lamps. Of the $1.5 million, $1.2 million was recorded as a reduction of costs incurred during the three months ended September 30, 2021 and the remaining $0.3 million was recorded as a reduction to marketing expense incurred during the fourth quarter of 2020. This cash consideration is one-time and non-operating in nature. We believe that adjustment for this item more closely correlates with the reality of our operating performance.

Legal settlement expenses: To measure operating performance, we exclude legal settlement expenses. We do not expect to incur these types of legal expenses on a recurring basis and believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results

Adjusted EBITDA margin is adjusted EBITDA for a particular period expressed as a percentage of revenues for that period.

We use adjusted EBITDA to measure our performance from period to period and to compare our results to those of our competitors. In addition to adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three months and nine months ended September 30, 2021 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(16,012)	$(2,985)	$(23,208)	$(10,801)
Interest expense, net	86	744	255	2,113
Income tax expense	6	61	51	66
Depreciation and amortization	134	141	409	423
EBITDA	(15,786)	(2,039)	(22,493)	(8,199)
Change in fair value of contingent consideration	700	100	1,698	238
Cost reimbursement from Biofrontera Pharma GmbH	-	(1,188)	-	(1,188)
Legal settlement expenses	11,250	-	11,250	-
Adjusted EBITDA	$(3,836)	$(3,127)	$(9,545)	$(9,149)
Adjusted EBITDA margin	-88.5%	-96.2%	-63.9%	-89.0%

Adjusted EBITDA

Adjusted EBITDA decreased from ($3.1) million during the three months ended September 30, 2020 to ($3.8) million for the three months ended September 30, 2021. Our adjusted EBITDA margin improved from (96.2%) to (88.5%) during the same periods.

Adjusted EBITDA decreased from ($9.1) million during the nine months ended September 30, 2020 to ($9.5) million for the nine months ended September 30, 2021. Our adjusted EBITDA margin improved from (89.0%) to (63.9%) during the same periods.

Liquidity and Capital Resources

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz®, the BF-RhodoLED® lamp and Xepi®. We have historically financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in connection with the Intercompany Revolving Loan Agreement with our parent, Biofrontera AG. On December 31, 2020, the Company agreed to convert the outstanding principal balance of the revolving debt in the amount of $47.0 million into an aggregate of 7,999,000 shares of our common stock at a price of $5.875 per share, which was based on our internal assessment and agreement with Biofrontera AG, our then parent, for an aggregate gross capital contribution of $47.0 million. On March 31, 2021, we entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds for a two-year term. As of September 30, 2021, there was no loan principal balance outstanding under the Second Intercompany Revolving Loan.

Since inception, we have incurred losses and generated negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $64.4 million, which is inclusive of a legal settlement liability of $11.25 million – see Legal Proceedings section in Note 19 for further details, and cash and cash equivalents of $1.7 million.

On November 2, 2021, we completed an IPO, and issued and sold 3,600,000 Units, each consisting of (i) one Share and (ii) one Warrant entitling the holder to purchase one Share at an exercise price of $5.00 per Share. In addition, the underwriters exercised in full their option to purchase up to an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the Company estimates the net proceeds from the IPO to be $15.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company.

On November 24 and November 26, 2021, investors exercised their warrants to purchase a total of 854,000 shares of common stock at an exercise price of $5.00 per share, resulting in estimated net proceeds of $3.9 million after deducting underwriting discounts and commission.

On November 29, 2021, we entered into a securities purchase agreement with a single institutional investor for the purchase of 2,857,143 shares of common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to an aggregate of 2,857,143 shares of common stock, in a private placement. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $5.25. The warrants have an exercise price of $5.25 per share, will be immediately exercisable, and will expire five years from the issuance date. The gross proceeds from the private placement offering are expected to be approximately $15.0 million. The private offering is expected to close on or about December 1, 2021, subject to the satisfaction of customary closing conditions.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(5,725)	$(11,706)
Net cash used in investing activities	(2)	-
Net cash provided by (used in) financing activities	(638)	8,856
Net increase (decrease) in cash and restricted cash	$(6,365)	$(2,850)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $5.7 million of cash, primarily resulting from our net loss of $23.2 million, adjusted for non-cash expense of $2.4 million as an offset and net cash provided by changes in our operating assets and liabilities of $15.1 million. The change in our operating assets and liabilities was primarily due to the legal settlement liability recorded as of September 30, 2021 in the amount of $11.25 million.

During the nine months ended September 30, 2020, operating activities used $11.7 million of cash, primarily resulting from our net loss of $10.8 million, adjusted for non-cash expense of $1.3 million as an offset and net cash used by changes in our operating assets and liabilities of $2.2 million.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities in the amount of $2,000 consisted of purchase of computer equipment.

Financing Activities

During the nine months ended September 30, 2021, cash used in financing activities was $0.6 million related to payments for deferred offering costs.

During the nine months ended September 30, 2020, cash provided by financing activities was $8.9 million, related to proceeds from the related party indebtedness and start-up cost financing related to the Cutanea acquisition.

Funding Requirements

We expect to continue to generate revenue from product sales. We also expect to continue to incur operating losses due to significant sales and marketing efforts as we seek to expand the commercialization of Ameluz® and Xepi® in the United States. In addition, we expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. We also expect to incur significant costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S. We do not expect to incur significant costs related to capital expenditures.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz® and Xepi®:

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space; and

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit-sharing payments to Maruho in connection with the Cutanea acquisition.

On March 31, 2021, we entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds for a two-year term.

On November 2, 2021, we completed an IPO, and issued and sold 3,600,000 Units, each consisting of (i) one Share and (ii) one Warrant entitling the holder to purchase one Share at an exercise price of $5.00 per Share. In addition, the underwriters exercised in full their option to purchase up to an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the Company estimates the net proceeds from the IPO to be $15.4 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by the Company.

On November 24 and November 26, 2021, investors exercised their warrants to purchase a total of 854,000 shares of common stock at an exercise price of $5.00 per share, resulting in estimated net proceeds of $3.9 million after deducting underwriting discounts and commission.

On November 29, 2021, we entered into a securities purchase agreement with a single institutional investor for the purchase of 2,857,143 shares of common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to an aggregate of 2,857,143 shares of common stock, in a private placement. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $5.25. The warrants have an exercise price of $5.25 per share, will be immediately exercisable, and will expire five years from the issuance date. The gross proceeds from the private placement offering are expected to be approximately $15.0 million. The private offering is expected to close on or about December 1, 2021, subject to the satisfaction of customary closing conditions.

With the funds available under the Second Intercompany Revolving Loan Agreement, the net proceeds from the IPO, and the proceeds from the private placement offering, we will have sufficient funds to support the operating, investing, and financing activities of the Company through at least twelve months from the date of the issuance of the interim financial statements.

Impact of becoming a standalone company

We expect that our transition to operating as a standalone company will have a number of potentially significant effects on our results of operations.

Additional operating costs for becoming a standalone company — In the transition to becoming a public company and operating as a standalone entity, we will incur additional operating expenses that could be significant as a percentage of our net revenues, including costs associated with the financial reporting requirements of a standalone public company, such as salaries associated with building out our accounting department, legal fees, accounting and valuation services costs associated with preparing U.S. GAAP financial statements and external audit fees. In addition, we will incur additional operating expenses, including costs related to the build out of treasury and investor relations functions, additional non-executive board expenses, shareholder administration and insurance costs. In the short term, we expect general and administrative expenses to increase (both in absolute terms and as a percentage of net revenues) as a result of the costs associated with becoming a public company and operating as a standalone entity.

Additional costs to further business development and expansion – As we seek to expand the commercialization of Ameluz® and Xepi®, we expect to incur additional operating costs for significant sales and marketing efforts in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in our Final Prospectus, except as noted in Note 2 – Summary of Significant Accounting Policies of the notes to our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2—Summary of Significant Accounting Policies of the notes to our financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

During the three months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Final Prospectus.

On November 29, 2021, the Company entered into a settlement and release agreement with the respect to previously mentioned litigation in Legal Proceedings section in Note 19. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million to settle the claims in the litigation. The Company will be responsible for $11.25 million of the aggregate settlement amount, plus interest accrued at a rate equal to the weekly average 1-year constant maturity Treasury yield and agreed to pay in three installments, as follows:

●	On the 25th day following the entry into the settlement agreement, the Company will pay 50% of the aggregate amount it owes;
●	On the 365th day following the entry into the settlement agreement, the Company will pay 25% of the aggregate amount it owes; and
●	On the 730th day following entry into the settlement, the Company will pay 25% of the aggregate amount it owes.

As of September 30, 2021, we recorded a legal settlement liability in the amount of $11.25 million.

Off-balance Sheet Arrangements

Besides the contractual obligations and commitments as discussed above, we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Exchange Act is accumulated and communicated to management in a timely manner. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Corporate Controller, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Corporate Controller concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audits of our financial statements as of and for the years ended December 31, 2020 and December 31, 2019, we identified a material weakness in our internal control over financial reporting. The material weakness we identified pertains to our oversight of work being performed for the Company by third-party service providers; as the Company’s management review control over information produced by a third-party service provider was not sufficiently precise to identify an error. Specifically, as part of the valuation of an intangible asset in connection with the acquisition of Cutanea, we failed to identify a computational error within the valuation model for the Xepi® intangible asset.

While we have taken steps to enhance our internal control environment and continue to address the underlying cause of the material weakness by the creation of additional controls including those designed to strengthen our review and validation of the work product from third-party service providers, the steps we have taken to date, and that we are continuing to implement, may not be sufficient to remediate this material weakness or to avoid the identification of material weaknesses in the future. We will monitor the effectiveness of our remediation plan and will make changes we determine to be appropriate.

We are still in process of remediating this material weakness as of September 30, 2021. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of Legal Proceedings in Note 18 to the financial statements included in Part 1, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. However, you should carefully consider the “Risk Factors” included in the Final Prospectus, for a discussion of important factors that could materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Units

On October 28, 2021, our registration statement on Form S-1 (File No. 333-257722) relating to the initial public offering (“IPO”) of our common stock became effective. In the IPO, we issued 3,600,000 units (each consisting of (i) one share of our common stock, par value $0.001 per share and (ii) one warrant entitling the holder to purchase one share of our common stock at an exercise price of $5.00 per share) at an initial offering price of $5.00 per unit. The warrants issued in the IPO are immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares and warrants were issued separately in the IPO, and may be transferred separately immediately upon issuance. The underwriters exercised in full their option to purchase up to an additional 540,000 warrants to purchase one share of our common stock to cover over-allotments. We estimate the net proceeds from the IPO to be $15.4 million after deducting estimated underwriting discounts and commissions and estimated offering expenses payable. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. Roth Capital Partners, LLC and The Benchmark Company, LLC acted as joint book-running managers. The offering commenced on October 28, 2021 and did not terminate until the sale of all of the units offered.

Because the closing of our IPO occurred on November 2, 2021, as of September 30, 2021, we had not yet received the net proceeds from the sale of shares of the units in our IPO and therefore had used none of the proceeds as of September 30, 2021.

There has been no material change in the planned use of proceeds from the IPO of the units described above from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included as part of this report:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40943) filed with the SEC on November 3, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40943) filed with the SEC on November 3, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Erica L. Monaco.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Erica Gates.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 by Corporate Controller.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Dated: November 30, 2021	By:	/s/ Erica L. Monaco
Erica L. Monaco
Chief Executive Officer
(Principal Executive Officer)

Dated: November 30, 2021	By:	/s/ Erica Gates
Erica Gates, CPA
Corporate Controller
(Chief Accounting Officer)

