Form 10-K
period 2021-12-31
Biofrontera Inc.
filed 2022-04-11
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO__________

COMMISSION FILE NUMBER 001-40943

BIOFRONTERA INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3765675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Presidential Way, Suite 330
Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip code)

(781) 245-1325

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	BFRI	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock, each at an exercise price of $5.00 per share	BFRIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Capital Market on October 29, 2021. As of April 7, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $36.8 million, based on the closing price of the registrant’s common stock on April 7, 2022.

As of April 7, 2022, there were 17,104,749 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Biofrontera” and similar references refer to Biofrontera Inc. References in this Form 10-K to the “Biofrontera Group” refer to Biofrontera AG and its consolidated subsidiaries, Biofrontera Pharma GmbH (individually, “Biofrontera Pharma”), Biofrontera Bioscience GmbH (individually “Biofrontera Bioscience”), Biofrontera Neuroscience GmbH (individually “Biofrontera Neuroscience”), Biofrontera Development GmbH (individually “Biofrontera Development”). References in this Form 10-K to “Ferrer” refer to Ferrer Internacional S.A. References in this Form 10-K to Biofrontera’s “Licensors” refer collectively to Biofrontera Pharma, Biofrontera Bioscience and Ferrer. References in this Form 10-K to “Ameluz Licensor” refer collectively to Biofrontera Pharma and Biofrontera Bioscience. References in this annual report to “Maruho” refer to Maruho Co., Ltd., and references to “Maruho Deutschland” refer to Maruho Deutschland GmbH, Maruho’s wholly owned subsidiary. References in this Form 10-K to “Cutanea” refer to Cutanea Life Sciences, Inc., which was acquired by Biofrontera in 2019 (“Cutanea acquisition”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes, which appear elsewhere in this Form 10-K. This Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain predictive or “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, in this annual report, including statements regarding our strategy, future operations, regulatory process, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “believe”, “anticipate”, “intend”, “expect”, “target”, “goal”, “estimate”, “plan”, “assume”, “may”, “will”, “predict”, “project”, “would”, “could” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

You should read this Form 10-K and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make. Factors that could cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our licensed products;

●	changes in our relationship with our Licensors;

●	our Licensors’ ability to manufacture our licensed products;

●	our ability to expand, manage and maintain our direct sales and marketing organizations, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation in the healthcare industry;

●

the willingness of healthcare providers to purchase our licensed products if coverage, reimbursement and pricing from third-party payors for our products or procedures using our products significantly declines;

●	our Licensors’ ability to adequately protect their intellectual property and operate their business without infringing upon the intellectual property rights of others;

●	our ability to market, commercialize, achieve market acceptance for and sell our licensed products;

●	the fact that product quality issues or product defects may harm our business;

●	any product liability claims;

●	our ability to transition to being a public company;

●	the progress, timing and completion of our Licensors’ research, development and preclinical studies and clinical trials for our licensed products and our Licensors’ ability to obtain the regulatory approvals necessary for the marketing of our licensed products in the United States;

●	the impact of extraordinary events, such as the current novel coronavirus (“COVID-19”) pandemic and its evolving nature; and

●	those risks listed in the sections of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K.

Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

PART I

Item 1. Business

Overview

We are a U.S.-based biopharmaceutical company specializing in the commercialization of pharmaceutical products for the treatment of dermatological conditions, in particular, diseases caused primarily by exposure to sunlight that result in sun damage to the skin. Our licensed products primarily focus on the treatment of actinic keratoses, which are skin lesions that can sometimes lead to skin cancer. We also market a topical antibiotic for treatment of impetigo, a bacterial skin infection.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the Ameluz Licensor’s Food and Drug Administration (“FDA”) approved medical device, the RhodoLED® lamp series, for photodynamic therapy, or PDT (when used together, “Ameluz® PDT”) in the United States for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive amended and restated license and supply agreement, as amended (“Ameluz LSA”), dated as of June 16, 2021, by and among us and the Ameluz Licensor. See “Business—Commercial Partners and Agreements—Biofrontera Pharma and Biofrontera Bioscience” in this Form 10-K for more information. Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the RhodoLED® lamp series comprising the BF-RhodoLED® and the new, more advanced RhodoLED® XL in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications identified under the Ameluz LSA. We have the authority under the Ameluz LSA in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor, with respect to the FDA applications and clinical studies identified in the Ameluz LSA, if they are unable or unwilling to perform these functions appropriately. However, the Ameluz Licensor does not have any obligation under the Ameluz LSA, to perform or finance clinical trials to promote new indications beyond those identified in the Ameluz LSA. As further described below, under the Ameluz LSA, further extensions of the approved indications for Ameluz® photodynamic therapy in the United States are anticipated.

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States under an exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc.

On March 25, 2019, we acquired Cutanea from Maruho Co., Ltd. In November 2018, Cutanea launched Xepi®, a prescription cream for the treatment of impetigo. The acquisition of Cutanea in March 2019 enabled us to market an FDA-approved drug that has already been introduced in the U.S. market. Although recent developments with respect to the third-party manufacturer that was providing our supply of Xepi® have impacted the timing of sales expansion and improved market positioning, –– we believe that Xepi® has the potential to be another innovative product with a large market potential in our portfolio.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates —Intangible Assets and Impairment Assessment” in this Form 10-K.

As a licensee, we rely on our licensors to conduct clinical trials in order to pursue extensions to the current product indications approved by the FDA. Currently, the Ameluz Licensor has submitted applications to the FDA for the following indications with respect to our flagship licensed product Ameluz® and the RhodoLED® lamp series. These studies are all being pursued as part of the Investigational New Drug Application that the Ameluz Licensor submitted to the FDA in 2017 for the development of Ameluz®/BF-RhodoLED® lamp to treat superficial basal cell carcinoma.

Clinical Phase
Product	Indication / comments	Pre-clinical	I	II	III	Approval process	Status

Ameluz® in combination with RhodoLED® XL(1)	Actinic Keratosis on face and scalp(2)		●				Safety study using 3 tubes of Ameluz®; IRB approval obtained; protocol registered with the FDA; patient recruitment started in December 2021

Ameluz® in combination with RhodoLED®	Superficial basal cell carcinoma(3)				●		Special protocol assessment by the FDA prior to study start, patient recruitment is ongoing, last patient in expected by end of 2022

Ameluz® in combination with RhodoLED® XL	Moderate to severe acne			●			IRB approval obtained; study protocol registered with FDA in October 2021; patient recruitment started in December 2021

(1)	BF-RhodoLED® lamp was approved in 2016. FDA did not request any further clinical trials for RhodoLED®XL lamp, which was subsequently approved in October 2021.
(2)	Phase II and Phase III trials not required for label change.
(3)	Additional Phase I and Phase II trials not required, because Ameluz® is an approved drug.

We have the authority under the Ameluz LSA with respect to each of the indications described in the table above (as well as certain other clinical studies identified in the Corrected Amendment to the Ameluz LSA) in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor, if they are unable or unwilling to perform these functions appropriately. The Ameluz Licensor may choose, but has no obligation under the Ameluz LSA, to seek FDA approval with respect to additional indications. The pursuit of any additional indications beyond those identified in the Ameluz LSA would need to be separately negotiated between us and the Ameluz Licensor.

The current development pipeline is intended to expand commercialization in the United States of Ameluz®, as a combination product with the RhodoLED® lamp series, by means of marketing additional indications for our licensed products. The Ameluz LSA entitles us to an exclusive license in the United States of the products covered under the Ameluz LSA which includes any future indications that the Biofrontera Group may pursue with the FDA.

We currently do not have the ability to conduct any clinical trials, nor do we exercise any control over the progress of clinical trials for our licensed products. Under the Ameluz LSA and the Xepi LSA, our Licensors control clinical development for the applicable licensed product. With respect to each of the FDA applications and clinical studies identified in the Ameluz LSA and under certain circumstances, for example, if the Ameluz Licensor fails to pursue mutually beneficial clinical development, we may choose to organize and finance trials and subtract the cost from the transfer price of future shipments.

We are unaware of any immediate or near-term plans of Ferrer for a U.S.-market focused development pipeline.

Our Strategy

Our principal objective is to increase the sales of our licensed products. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the RhodoLED® lamp series for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be a leading photodynamic therapy product in the United States by growing our dedicated sales and marketing infrastructure in the United States;

●	expanding our sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product; and

●	leveraging the potential for future approvals and label extensions of our licensed portfolio products that are in the pipeline for the U.S. market through the LSAs with the Licensors.

Our strategic objectives also include further expansion of our product and business portfolio through various methods to pursue selective strategic investment and acquisition opportunities to expand and support our business growth.

Our Product Portfolio

Ameluz® and the RhodoLED® Lamp Series

Our principal marketed licensed product is Ameluz®. Ameluz® is used in combination with the RhodoLED® lamp or the new and more advanced RhodoLED XL, each an FDA approved medical device, in photodynamic therapy to selectively remove actinic keratosis, a chronic, pre-cancerous skin condition with the potential of progression to invasive skin cancer. We are currently selling Ameluz® in the United States on an exclusive basis through the Ameluz LSA.

In general, photodynamic therapy is a two-step process:

●	the first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to accumulate in cancerous cells; and

●	the second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

During this process, energy from the light activates the photosensitizer. In photodynamic therapy, the activated photosensitizer transfers energy to oxygen molecules found in cells, converting the oxygen into a highly reactive oxygen species (ROS), which destroys or alters the sensitized cells.

Ameluz® is a photosensitizer which is activated by the red light generated by our RhodoLED® lamps to create the reactive oxygen species that will cause necrosis or apoptosis of the targeted cells. Biofrontera Pharma is considered the responsible manufacturer for Ameluz® by the FDA. Biofrontera Pharma currently manufactures through a single unaffiliated contract manufacturer in Switzerland, Glaropharm AG, and has recently signed an agreement with a second unaffiliated contract manufacturer located in Germany, Pharbil Waltrop GmbH, to ensure stability of the supply chain.

Photodynamic therapy can be a highly selective treatment that targets specific cells while minimizing damage to normal surrounding tissues. It also can allow for multiple courses of therapy. Hence the mode of action of photodynamic therapy requires destruction of the altered cells, temporary local skin reactions and inflammation of the treated area might be expected. In the Ameluz Licensor’s Phase III trials, the resulting redness and/or inflammation resolved within 1 to 4 days in most cases; in some cases, however, it persisted for 1 to 2 weeks or even longer. Topical application of a photosensitizer nevertheless should be combined with informing the patients to avoid direct sunlight and/or to wear protective clothing and sunscreen for some days after the treatment. Patients’ indoor activities are generally unrestricted except that they are told to avoid bright lights. The degree of selectivity and period of skin photosensitivity varies among different photosensitizers and is also related to the drug dose given. Unless activated by light, photosensitizers have no direct photodynamic therapy effects.

The RhodoLED® PDT-lamp series uses LEDs emitting red light at a wavelength of approximately 635 nm specifically designed for photodynamic therapy to activate the photosensitizer. The red light emitted by the RhodoLED® lamp series is outside the infrared range, reducing the likelihood for discomfort from warming. Other light wavelengths can also activate the photosensitizer, but red light is known for penetrating the skin deepest. The RhodoLED® lamp series is assembled at the Ameluz Licensor’s corporate headquarters in Leverkusen, Germany. Supply of the lamp is regulated via our Ameluz LSA. As such, Biofrontera Pharma is considered the responsible manufacturer of the RhodoLED® lamp series by the FDA.

We believe the BF-RhodoLED® lamp combines a controlled and consistent emission of light at the required wavelength with simplicity of design, user-friendliness and energy efficiency. The BF-RhodoLED® lamp contains a fan used to blow air over the treated skin surface and power settings for the fan. The lamp is approved in the United States by the FDA as a combination product for use in treatment of actinic keratosis with Ameluz®.

In late October 2021, the new, larger RhodoLED® XL was approved by the FDA in combination with Ameluz® for the treatment of mild and moderate actinic keratoses on the face and scalp, which corresponds to the current approval of Ameluz®. The new PDT-lamp enables the illumination of larger areas, thus allowing the simultaneous treatment of several actinic keratoses distant from each other. The treatment parameters of the new RhodoLED® XL, such as light dose, illumination time and wavelength of light are identical to the predecessor model BF-RhodoLED®. In order to meet the FDA’s strict requirements for the manufacture of a class III medical device, production of the new lamp has, similar to the older model, been established at the Ameluz Licensor’s headquarters in Leverkusen. The BF-RhodoLED® model will continue to be offered in the US market.

History of Approved Indications and Active Applications

Following the centralized European regulatory approval by the European Commission for Ameluz® (“love the light”) 78 mg/g Gel for the treatment of actinic keratoses of mild-to-moderate severity on the face and scalp in December 2011, the Ameluz Licensor received approval from the FDA in the United States in May 2016. Under the approval, Ameluz® is to be marketed in combination with photodynamic therapy using the BF-RhodoLED® lamp for lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. Thus, in the United States, Ameluz® is to be used in combination with exposure to light using the BF-RhodoLED® lamp. Through our Ameluz LSA, we launched the commercialization of Ameluz® and the BF-RhodoLED® lamp for the treatment actinic keratosis in the United States in October 2016.

For the Ameluz Licensor’s medical device products BF-RhodoLED® and RhodoLED® XL, three priority patent applications have been filed. The first one was submitted by the Ameluz Licensor as a PCT application to the EPO on June 5, 2019. The corresponding national phase in the U.S. was initiated by the Ameluz Licensor on November 17, 2020. The international application was published on December 10, 2020. Two more applications were submitted by the Ameluz Licensor to the United States Patent and Trademark Office (“USPTO”), one on October 15, 2020, and the other one on March 29, 2021. All three applications aim at protecting both hardware and software in the Biofrontera Group’s PDT-lamps and thus could, once granted, also protect Ameluz® itself in the United States, due to the specifics of the FDA’s combination approval.

An international patent application entitled “Photodynamic therapy comprising two light exposures at different wavelengths” was filed by Biofrontera Bioscience on August 23, 2018, which describes a combined PDT (photodynamic therapy) modality. The invention relates to the application of a composition comprising a photosensitizer followed by two consecutive exposures of the treatment area to light, firstly natural daylight and secondly light of a wavelength corresponding to the absorption of the photosensitizer. This application has been nationalized in seven countries including the United States and regionalized as a European patent application.

On December 2, 2021, Biofrontera AG announced that the USPTO had issued a Notice of Allowance for the U.S. patent application number 17/234,490, titled “Illumination for Photodynamic Therapy,” that covers an innovative, pain-reducing illumination protocol for photodynamic therapy. Subsequently, the patent was granted in February 2022.

On December 8, 2021, Biofrontera AG announced that the USPTO has issued a Notice of Allowance for Biofrontera Pharma GmbH’s U.S. patent number 17/215,785 (‘785 patent), titled “Illumination device for photodynamic therapy, method for treating a skin disease and method for operating an illumination device,” which protects a number of innovations relating to the RhodoLED XL® lamp. Subsequently, the patent was granted in January 2022.

Actinic keratoses

Actinic keratoses are superficial potentially pre-cancerous skin lesions caused by chronic sun exposure that may, if left untreated, develop into a form of potentially life-threatening skin cancer called squamous cell carcinoma. Actinic keratoses typically appear on sun-exposed areas, such as the face, bald scalp, arms or the back of the hands, and are often elevated, flaky, and rough in texture, and appear on the skin as hyperpigmented spots.

According to The Skin Cancer Foundation, actinic keratosis affects approximately 58 million people in the United States, and, if left untreated, up to 5-10 percent of actinic keratoses lesions develop into squamous cell carcinomas every year. 1 On average, this transformation into squamous cell carcinoma occurs within two years of formation of the initial actinic keratosis lesion.

1 “Actinic Keratosis Overview – A Common Precancer.” The Skin Cancer Foundation, March 31, 2022,

www.skincancer.org/skin-cancer-information/actinic-keratosis

Squamous cell carcinoma is an uncontrolled growth of abnormal cells arising in the squamous cells, which reside in the skin’s upper layer (the epidermis). Squamous cell carcinomas often appear as scaly red patches, open sores, elevated growths with a central depression, or warts; and they may crust or bleed. They can become disfiguring and sometimes deadly if allowed to grow. According to The Skin Cancer Foundation, squamous cell carcinoma has been the second most common form of skin cancer, but its incidence has been rapidly increasing. According to The Skin Cancer Foundation, more than one million cases of squamous cell carcinoma are diagnosed each year in the United States, and it has been estimated that as many as 15,000 people die from the disease each year in the United States. Incidence of the disease has increased by 200% in the past three decades in the United States and it has recently matched the incidence of basal cell carcinoma in the Medicare fee-for-service population, which had been the most common form of human cancers.

Actinic keratosis typically develops on areas of chronic sun exposed skin. The necessity to treat actinic keratosis arises from the inherent risk of progression to invasive skin cancer, the chronic character of the disease and the potentiated risk for patients with multiple actinic keratoses. The American Academy of Dermatology recommends treating actinic keratosis to reduce your risk of developing skin cancer2. This is in agreement with recommendations made by the European Academy of Dermatology and Venereology, who also highlight the additional treatment of the surrounding photodamaged skin in case multiple lesions are present. International treatment guidelines list photodynamic therapy as the “gold standard” for treating actinic keratosis, especially multiple actinic keratoses and the surrounding photodamaged skin3.

Market Overview for Treatment of Actinic Keratosis

Actinic keratosis is a disease that is most frequent in the Caucasian, light-skinned population. Only a fraction of these patients is currently being treated. Actinic keratoses are treated using a wide range of methods. The traditional methods of treating actinic keratoses are:

●	cryotherapy, or the deep freezing of skin;

●	simple curettage;

●	self-applied topical prescription products; and

●	Healthcare Personnel (HCP) – applied medication combined with light therapy (photodynamic therapy).

While any one of these treatment options can be effective, each has specific limitations and side effects.

Cryotherapy is non-selective; this means it cannot target specific tissues and affects all tissues in the area of application. Cryotherapy can be painful at the site of freezing and can cause blistering and loss of skin pigmentation, leaving temporary or permanent white spots. In addition, there is no standardized treatment protocol with Cryotherapy, thus, the results are not uniform and can depend on the skill or technique of the healthcare provider treating the patient.

Simple curettage is generally most useful for one or a few individual lesions, but not for a large number of lesions, and it leaves permanent scars.

Topical prescription products such as 5-fluorouracil cream requires twice-a-day application by the patient for approximately 2 to 4 weeks, resulting in inflammation, redness and erosion or rawness of the skin. Following the treatment, up to several weeks of healing may be required. Imiquimod or diclofenac, other topical prescription products, require extended applications of cream, lasting up to 3 or 4 months, during which the skin is often very red and inflamed. Tirbanibulin is a recent FDA-approved topical (12/2020) with shorter treatment and less irritation, yet lower disease clearance rates. With all topical products, even those with a relatively short course of treatment, patient compliance remains an issue, as many patients discontinue treatment once the skin irritation begins.

Markets and competitive landscape

The United States is the largest market for our flagship product Ameluz® in combination with the RhodoLED® lamp series. According to The Skin Cancer Foundation, actinic keratosis (“AK”) affects approximately 58 million people in the United States.4 In 2021, an estimated 13.2 million treatments for actinic keratosis were performed.   In the United States, the most common treatment for actinic keratosis remains cryotherapy, with approximately 11.4 million procedures performed in 2021 and an 86.4% market share. Topical drugs for the treatment of AK took a market share of about 11.8% in the reporting year, followed by PDT drugs at 1.8%. Simple curettage is generally not used to treat actinic keratosis in the United States. The 2021 AK market has grown 4% over 2020.

2 “Guidelines of care for the management of actinic keratosis.” Journal of the American Academy of Dermatology, April 2, 2021, https://www.jaad.org/article/S0190-9622(21)00502-8/fulltext

3 Werner RN, Stockfleth E, Connolly SM, et al. Evidence- and consensus-based (S3) Guidelines for the Treatment of Actinic Keratosis - International League of Dermatological Societies in cooperation with the European Dermatology Forum - Short version. J Eur Acad Dermatol Venereol. 2015;29(11):2069-2079. doi:10.1111/jdv.13180

4 “Actinic Keratosis Overview – A Common Precancer.” The Skin Cancer Foundation, March 31, 2022, www.skincancer.org/skin-cancer-information/actinic-keratosis

The chart below displays the relative percentages of these actinic keratosis treatments:

The overall market, or total number of AK treatments, declined in 2020 due to the coronavirus pandemic. In the United States, we saw a cumulative 12.2% decline from 2019 levels. Rising infection rates and the associated official recommendation by the American Academy of Dermatology to provide patients with remote diagnosis and treatment whenever possible led to significantly declining patient numbers and widespread, albeit temporary, closures of physicians’ offices. In 2021, the total AK market grew by 4%. The PDT market grew at the same rate as the AK market; however, Ameluz® grew at 9%. The market share within the PDT drug segment for Ameluz® was 25.6%, compared to approximately 24.5% in the previous year. Biofrontera was able to improve our market position versus the competing PDT drug despite the lingering effects of the pandemic on dermatology patient office visits.

The chart below shows the relative percentages of the PDT market share:

Our goal is to continue to improve the market positioning of Ameluz® to become the leading PDT drug for the treatment of AK in the United States. In addition, we see the opportunity to expand the PDT market as a therapy for the treatment of actinic keratosis as the first option compared to cryotherapy, especially in patients with more than 15 lesions. We believe dermatologists have favored cryotherapy to treat actinic keratosis because of a favorable reimbursement regime; however, we believe that there is treatment guideline pressure towards field-directed therapy (as opposed to single lesion therapy), which may also help support sales of photodynamic therapy treatments.

The primary competing PDT drug in the United States is Levulan®, which has been approved for the treatment of minimally to moderately thick actinic keratoses of the face or scalp in combination with PDT with a blue light source since 1999. Levulan® was the only FDA-approved product on the U.S. market for the PDT treatment of actinic keratosis (in accordance with the applicable prescribing information) until our company launched Ameluz® in the United States in October 2016 (Galderma sold Metvix® in the U.S. market only for a short period and withdrew the product in 2013).

In addition, in August 2017, the Ameluz Licensor agreed with the FDA on the requirements for the potential approval of its application to extend Ameluz® PDT for the treatment of superficial basal cell carcinoma in the United States. See “—Our Licensors’ Research and Development Programs—Current Clinical Trials for Ameluz® for the U.S. Market”. If the Ameluz Licensor obtains FDA approval for such label extension, we expect that Ameluz® would be at that time the only drug in the United States approved for the indication of treatment of superficial basal cell carcinoma with PDT. Under the Ameluz LSA, we would have the exclusive license to market Ameluz® PDT in the United States for such indication.

We expect that our ability to compete in the PDT-market will be based upon such factors as:

●	the efficacy from treatment with Ameluz® photodynamic therapy;

●	the recurrence rates from treatment with Ameluz® photodynamic therapy;

●	the ease of administration of our formulation for photodynamic therapy;

●	the ability of our drug to provide both lesion-and field-directed treatment;

●	the cost of our drug and the type and cost of our photodynamic therapy light device;

●	the number of required doses;

●	the cosmetic outcome and improvement of skin impairment; and

●	our continued efforts to develop further indications.

Based on the above market and competitive analysis, we believe there is substantial market potential and room for growth in the U.S. and we believe that this data provides the best information available to us relating to the present market for actinic keratosis treatments in the United States. We also base our business planning activities on these data.

Xepi®

As described in the section “—Commercial Partners and Agreements—Ferrer Internacional S.A.”, the acquisition of Cutanea Life Sciences, Inc. in March 2019 has enabled Biofrontera Inc. to market an FDA-approved drug that had been recently introduced in the U.S. market. Xepi® (ozenoxacin cream, 1%) is a topical prescription medicine approved for the treatment of impetigo, a common skin infection caused by bacteria (Staphylococcus aureus or Streptococcus pyogenes). Xepi® acts by blocking the action of two enzymes essential for bacterial DNA replication: DNA-gyrase and topoisomerase IV. Because of this dual mechanism of action, Xepi® is believed to show a low tendency to induce resistant bacteria. Currently, no antibiotic resistance against Xepi® is known. It has been specifically approved by the FDA also for the treatment of antibiotic-resistant bacteria Staphylococcus aureus or Streptococcus pyogenes. The approved indication is the topical treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes in adult and pediatric patients 2 months of age and older.

Impetigo is a common and highly contagious bacterial skin infection caused by bacteria. The bacteria that can cause impetigo include Group A beta-hemolytic streptococcus and Staphylococcus aureus. It occurs most frequently in children 2 to 5 years old, but people of any age can be affected. Impetigo causes red sores that most often appear on the face, neck, arms, and legs. These sores can turn into blisters that open and form a yellowish crust. Transmission of the disease is by direct contact and poor hygiene can increase the spread. Anyone can get impetigo, and they can get it more than once. Although impetigo is a year-round disease, it occurs most often during the warm weather months.5 There are more than 3 million cases of impetigo in the United States every year.5

Possible complications of impetigo6 can include:

●	Worsening or spreading of the infection

●	Scarring, which is more common with ecthyma

Impetigo caused by beta-hemolytic strep bacteria can cause:

●	Kidney damage (poststreptococcal glomerulonephritis)

●	Fever, joint, and other problems (rheumatic fever)

Although impetigo rarely leads to serious complications, effective treatment with drugs like Xepi® can shorten how long impetigo lasts.

5 How to Treat Impetigo and Control This Common Skin Infection | FDA

6 From CLS link to Johns Hopkins Impetigo | Johns Hopkins Medicine

Treatment decisions should consider resistance pattern of Staphylococcus aureus as antibiotic ineffectiveness resulting from bacterial resistance makes infections more difficult to control, worsens prognosis, and increases healthcare costs. Increasing resistance to known antibiotics is a serious concern for doctors. The World Health Organization has declared antimicrobial resistance as one of the top 10 global public health threats facing humanity. The cost of resistance to our economy and health system is significant. In a 2009 study titled “Hospital and Societal Costs of Antimicrobial Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship,” 13.5% of patients had antimicrobial resistance resulting in a 6.5% attributable mortality rate and a per patient incremental cost of $100,000 per resistant infection. If impetigo spreads to a community, it may also trigger the spread of resistant strains, such as MRSA, with poor prognoses for patients over time. According to the FDA, 90% of MRSA community acquired infections present as skin and soft tissues infections, whereby patients infected with MRSA are 64% more likely to have complications than those infected with the non-resistant forms. In the US 78% of bacterial skin and soft tissue infections are due to MRSA.3

Market and competitive landscape

The market for topical antibiotics is driven by generics with mupirocin being the top choice of topical antibiotics across all specialties.

In 2021, over 13 million prescriptions were written for mupirocin for a range of conditions. According to prescription data from IQVIA, dermatologists account for approximately 12% of the annual topical antibiotic prescriptions written or about 1.4 million prescriptions.

The chart below displays the utilization of mupirocin by specialty in 2021:

Considering the above market analysis, we believe there is a considerable growth potential for Xepi®.

Our Licensors’ Research and Development Programs

We are a sales organization with focus on commercializing our portfolio of licensed products that are already FDA-approved. Research and development efforts for label extensions in order to optimize the market positioning of the products are the responsibility of the respective licensor and are governed by the respective LSAs. Currently, there are no clinical trials being conducted for Xepi®.

However, in the future, we may conduct our own clinical trials to better the market positioning of Ameluz and increase our revenue potential. Any clinical trials we conduct for indications that are sought as part of the current clinical trials described below in “Current Clinical Trials for Ameluz® for the U.S. Market” would require the approval of and close collaboration with the Biofrontera Group.

3 Antimicrobial resistance (who.int); Hospital and Societal Costs of Antimicrobial-Resistant Infections in a Chicago Teaching Hospital: Implications for Antibiotic Stewardship | Clinical Infectious Diseases | Oxford Academic (oup.com).

Current Clinical Trials for Ameluz® for the U.S. Market

Phase III study for the treatment of superficial basal cell carcinoma (sBCC)

In August 2017, the Ameluz Licensor agreed with the FDA on the requirements necessary to obtain approval for our application of Ameluz® PDT for the treatment of superficial basal cell carcinoma in the U.S. Under the Ameluz Licensor’s agreed plan with the FDA, the application could be based on a single additional Phase III placebo-controlled pivotal trial to be conducted in the U.S., in which Ameluz® PDT will be compared to placebo PDT. The Ameluz Licensor will be required to present as primary clinical endpoint a combined read-out of clinical and histological clearance. In December 2017, the Ameluz Licensor submitted an investigational new drug application with the FDA for the proposed Phase III study protocol to evaluate Ameluz® PDT for the treatment of superficial basal cell carcinoma, and the FDA performed a special protocol assessment.

Following the discussion with the FDA, the Ameluz Licensor initiated a study with the primary objective of comparing the efficacy of Ameluz® PDT with PDT using just the vehicle that is used to deliver the active ingredient in Ameluz®, in combination with BF-RhodoLED® illumination, in the treatment of superficial basal cell carcinoma. A randomized, double blind, vehicle-controlled multicenter Phase III study is being performed by the Ameluz Licensor to evaluate the safety and efficacy of Ameluz® in combination with the BF-RhodoLED® lamp. Secondary objectives include the evaluation of the safety and secondary efficacy parameters (including stratification according to lesion size, location, patient age and sex) related to Ameluz® in combination with the BF-RhodoLED® lamp, also including clinical clearance of additional treated lesions on the same patients. The double-blind clinical observation period for each patient will be up to 7 months (up to four weeks screening and pre-randomization period, and three or six months double blind part of the study) followed by a 5-year follow-up period after the start of the last PDT cycle. The recruitment phase started in the third quarter of 2018. Due to the study protocol mandated by the FDA, the recruitment process has taken and will likely take a considerable amount of time. As of now over 73% of the patients have been recruited. A total of 18 clinical sites are currently participating in the study.

Phase I safety study evaluating PDT with three tubes of Ameluz®

In December 2021, the Ameluz Licensor commenced patient enrollment for its Phase I safety study to evaluate the safety and tolerability of PDT for the treatment of mild-to-severe AK on the face and scalp using three tubes of Ameluz® together with the new RhodoLED® XL lamp. The non-randomized, open-label, multicenter study evaluates the safety and tolerability of Ameluz® in the treatment of AK located on the face and scalp with PDT together with the new RhodoLED® XL lamp. The study includes 100 patients with mild to severe AK. Each patient will receive the content of three tubes of Ameluz® for a field-directed treatment of AK. A total of eight clinical sites are participating in the study.

The Phase I study follows a maximal-usage pharmacokinetics (“PK”) clinical study that was completed in October 2020 and the results were submitted to the FDA in early 2021. The objective of the study was to evaluate the safety of patients after applying three tubes of Ameluz® to the skin by investigating the amount of active ingredient that enters the blood stream. Further parameters related to the safety of patients undergoing such treatment were also investigated. The FDA acknowledged the results of the PK study. However, the regulatory agency subsequently requested another safety study focusing on transient adverse events before amending the product information, which currently limits use to one tube of Ameluz® per treatment.

Phase II study for the treatment of moderate to severe acne

In December 2021, the Ameluz Licensor started patient recruitment for the phase IIb study evaluating the safety and efficacy of Ameluz® in combination with the PDT-lamp BF-RhodoLED for the treatment of moderate to severe acne with Ameluz®-PDT.

The multicenter, randomized, double blind phase II study with four arms uses conventional Ameluz®-PDT and includes 126 adult patients suffering from moderate to severe acne, who will be treated with Ameluz®-PDT or placebo. Efficacy and safety of Ameluz®-PDT will be tested with respect to incubation periods of one and three hours compared to placebo. The primary endpoint of the study is the absolute change in the number of inflammatory lesions and an improvement in symptoms. To ensure collection of highly consistent data across all participating sites, the study will combine clinical assessments performed by the physicians conducting the study with a cutting-edge, FDA-approved, artificial intelligence analysis platform that will provide a lesion count along with a severity assessment. A total of seven sites are participating in the study.

Sales, marketing and distribution

We are currently selling our portfolio of licensed products in the United States through the use of our own commercial organization. We have a single sales force who markets all our licensed products across the dermatology space.

We launched the commercialization of Ameluz® in combination with the RhodoLED® lamp for the treatment of actinic keratosis in the United States in October 2016. Prior to launch, and with the help of a consulting firm specializing in market access, we analyzed the reimbursement mechanisms for photodynamic therapy in the U.S. healthcare system. Ameluz® is distributed as a “buy-and-bill” drug that is purchased by the dermatologist, rather than distribution through pharmacies.

Based on our experience, we concluded that we could most effectively market our products by using our own sales force, which we train to sell our drug Ameluz® (in combination with the RhodoLED® lamp series) and Xepi®. During 2016, we hired 26 employees for our U.S. marketing and sales efforts, and we launched the commercialization of Ameluz® and RhodoLED® lamp for actinic keratosis in the U.S. in October 2016.

Since then, we have continued to build our organization in the United States, added the FDA-approved prescription drug Xepi® to our portfolio in March 2019 and, as of December 31, 2019, we had over 70 employees in our salesforce and field based supporting functions in the medical and reimbursement field. However, due to measures and regulations implemented by governments worldwide in an attempt to control the COVID-19 pandemic, and the reduced demand for our products that this caused, we had to reduce our U.S. workforce in March 2020 and implemented a mandatory furlough program, under which all employees were required to take temporary periods of unpaid time off. As of December 31, 2020, we had 56 employees. We have since re-filled the key positions for our U.S. operations with qualified and experienced employees. As of December 31, 2021, we have 69 employees of which 35 are sales positions including management. We are considering additional expansion of our sales and office staff as we expand our commercial footprint.

We centralize our customer sales support and back-office functions through our headquarters in Woburn, Massachusetts. We use Cardinal Health as our third-party logistics partner for warehousing and distribution. To mitigate risk of business interruption, product is stored and shipped from two warehouses, either La Verne, Tennessee or Reno, Nevada, depending on geographical ship-to locations. We intend to continue our development of our sales and marketing infrastructure to effectively target the broad range of dermatologic prescribers. To further our development, we plan to expand our headcount, increase our investment in market research and brand development, further develop our distribution capabilities and explore broader payer relationships and coverage.

Significant Customers

At December 31, 2021, no customer represented more than 10% of the net accounts receivable balance. For the year ended December 31, 2021, no customer represented more than ten percent of net revenues.

Intellectual Property

We do not own any patents or trademarks. We license the rights and trademarks related to the products we sell. See “—Commercial Partners and Agreements” for more information regarding the terms of our license agreements for Ameluz® and Xepi®.

The patent family that protected the technology relating to the combination of a nanoemulsion with 5-aminolevulinic acid, the active ingredient in Ameluz®, against copying by competitors expired on November 12, 2019. This patent family included U.S. Patent No. 6,559,183, which, prior to its expiration, served as a material, significant and possibly the only barrier to entry into the U.S. market by generic versions of Ameluz®. Although the process of developing generic topical dermatological products presents specific challenges that may deter potential generic competitors, Patent No. 6,559,183 no longer prevents generic versions of Ameluz® from entering the U.S. market and competing with Ameluz®. Other patents have therefore been filed by Biofrontera Pharma and Biofrontera Bioscience, and two granted, to further protect the combination of Ameluz® and RhodoLED®.

Ameluz® and the RhodoLED® lamp series are approved by the FDA as a combination product, such that the label requires the use of both products together. In our opinion, this requirement would also hold true for any generic manufacturer, who would have to develop and market their own combination product consisting of a generic version of Ameluz® and a generic version of the RhodoLED® lamp series.

In December 2021, Biofrontera Pharma received two notices of allowance from the USPTO. The formal patents referenced below have subsequently been granted at the beginning of 2022.

The first patent grant refers to the patent application “Illumination for Photodynamic Therapy” (US17/234,490), an innovative, pain-reducing illumination protocol for photodynamic therapy (PDT). The patent application claims a method for photodynamic therapy in which a dynamic and innovative illumination protocol is implemented. This protocol consists of changing illumination intensities combined in a predefined order with interruptions of the illumination to specifically modulate and reduce pain perception for the patient. As implementation of the patented invention to Biofrontera’s medical devices merely requires the installation of a software, it can potentially be rolled-out to both BF-RhodoLED® and RhodoLED® XL.

The second patent grant refers to the patent application “Illumination device for photodynamic therapy, method for treating a skin disease and method for operating an illumination device” (US 17/215,785), which protects a number of innovations in the recently FDA-approved RhodoLED® XL lamp. The patent application describes specific features of the LED arrays of the five panels constituting the lamp head of the RhodoLED® XL. The patent further describes the implementation of a distance sensor in each panel that improves positioning of the device: The sensors are connected to visual feedback mechanisms that support the operator in properly positioning all five panels at the recommended treatment distance. This increases standardization of the illumination and should contribute to patient safety, while improving handling of the lamp for the treating physician. The FDA has acknowledged the relevance of this patent on the lamp also for Ameluz® by allowing its inclusion in the Orange Book as a patent protecting Ameluz®.

In order to protect the recently FDA-approved RhodoLED® XL red-light lamp against imitations, a design application for certain key design aspects of the lamp was also filed as a continuation-in-part application of the previously mentioned patent on October 19, 2021.

An international patent application “Photodynamic therapy comprising two light exposures at different wavelengths” was filed with the EPO on August 23, 2018. Entry into the regional/national phases was initiated for the EU, USA, Japan, Australia, China, Hong Kong, New Zealand and Singapore, and examination requests were made in each case.

The Ameluz ® Licensor furthermore holds a patent family (which is licensed to us for commercialization in the United States through the Ameluz LSA) protecting the technology relating to nanoemulsions. This patent has been issued to Biofrontera Bioscience in several other jurisdictions, including Australia, Belarus, Canada, Chile, China, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, Singapore, Ukraine, and with the European Patent Office (validated in Germany, Spain, the United Kingdom, Switzerland, Liechtenstein, France, and Italy). The anticipated expiration date of these international patents is December 21, 2027. Ameluz® is dependent on the nanoemulsion technology described in this patent. A corresponding U.S. patent application has been filed by Biofrontera Bioscience but is still pending. We cannot guarantee that this U.S. patent will be issued or, if issued, will adequately protect us against copying by competitors.

Xepi® is protected by four patents in the United States held by Ferrer, the details of which are shown below:

Family	Country	Patent	Description	Expiration
1	US	6,335,447	Ozenoxacin Molecule - Drug Substance Patent	11/9/2023
2	US	9,180,200	Drug product, Treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes	1/30/2032
2	US	9,399,014	Treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes	12/15/2029
2	US	10,022,363	A method of treating nasopharynx infections in asymptomatic nasal carriers	10/16/2029

Commercial Partners and Agreements

Biofrontera Pharma and Biofrontera Bioscience

On June 16, 2021, we entered into the Ameluz LSA with Biofrontera Pharma and Biofrontera Bioscience. Under the terms of the Ameluz LSA, we were granted an exclusive, non-transferable license to use Biofrontera Pharma and Biofrontera Bioscience technology to use, import, export, distribute, market, offer for sale and sell Ameluz® and the RhodoLED® lamp series for its approved indications within the United States and certain of its territories.

Under the terms of the Ameluz LSA as entered into on June 16, 2021, we agree to purchase from the Ameluz Licensor a minimum number of units of Ameluz® per year according to an agreed schedule at fifty percent of our anticipated net price per unit for Ameluz®. On October 8, 2021, we entered into an amendment to the Ameluz LSA under which the price we pay per unit will be based upon our sales history, although the minimum number of units to purchase per year remains unchanged. As a result of this amendment, the purchase price we pay the Ameluz Licensor for Ameluz® will be determined in the following manner:

●	fifty percent of the anticipated net price per unit until we generate $30 million in revenue from sales of the products we license from the Ameluz Licensor during a given Commercial Year (as defined in the Ameluz LSA);

●	forty percent of the anticipated net price per unit for all revenues we generate between $30 million and $50 million from sales of the products we license from the Ameluz Licensor; and

●	thirty percent of the anticipated net price per unit for all revenues we generate above $50 million from sales of the products we license from the Ameluz Licensor.

The amendment to the Ameluz LSA that became effective on October 8, 2021, also shifted the costs of clinical development for FDA-approved indications that are not currently being sought by the Ameluz Licensor, as described below.

In addition, under the Ameluz LSA, the Ameluz Licensor agrees to sell us the RhodoLED® lamp series at cost plus a low-double digit handling fee. There are no milestone or royalty obligations associated with this agreement. Any changes to pricing of supply of Ameluz® or RhodoLED® lamps would require agreement by both contract parties.

The Ameluz LSA will remain in effect until June 2036, at which time the Ameluz LSA may automatically renew depending on Biofrontera’s achievement of certain revenue goals. Both parties may terminate the agreement early for a material breach after a 60-day cure period.

The Ameluz LSA also provides that we will indemnify the Ameluz Licensor, subject to certain conditions, for any claims related to a breach of our representations and covenants under the agreement or any other gross negligent, willful or intentionally wrongful act, error or omission on our part. Under the terms of the agreement, the Ameluz Licensor will indemnify us, subject to certain conditions, against claims related to the licensed products.

Under the Ameluz LSA, the Ameluz Licensor is responsible for obtaining and maintaining the rights to all FDA approvals (and any required maintenance thereafter) needed for the Ameluz Licensor to manufacture Ameluz® and/or the RhodoLED® lamp series and/or for Biofrontera to sell Ameluz® and/or the RhodoLED® lamp series in the United States. Likewise, the Ameluz Licensor is responsible to maintain a pharmacovigilance database and to respond appropriately to all relevant queries of any regulatory authority pertaining to pharmacovigilance (Biofrontera is required to provide reasonable support relating to any regulatory issues relating to pharmacovigilance and/or product recalls). Furthermore, the Ameluz Licensor will in agreement with Biofrontera perform and finance clinical trials to promote the Ameluz® market positioning in the U.S. market for indications that are identified in the amendment signed on October 8, 2021, including the clinical studies described in “—Our Licensors’ Research and Development Programs—Current Clinical Trials for Ameluz® for the U.S. Market” above. With respect to the indications currently pursued by the Ameluz Licensor, we have the authority under the Ameluz LSA, in certain circumstances, to take over clinical development from the Ameluz Licensor, if they are unable or unwilling to perform these functions appropriately and subtract the cost from the transfer price of future shipments. The Ameluz Licensor does not have any obligation under the Ameluz LSA, as amended, to perform or finance clinical trials to promote indications that might be pursued in the future. The pursuit of any additional indications would need to be separately negotiated between us and the Ameluz Licensor.

Conversely, under the Ameluz LSA, Biofrontera is responsible for obtaining all state licenses or any other similar approvals required to market Ameluz® and/or the RhodoLED® lamp in the United States. Biofrontera must also carry out all mandatory reporting responsibilities under federal and state law with respect to compliance with the Prescription Drug Marketing Act, the Sunshine Act, or any other similar laws and regulations. Biofrontera is also responsible for all activities related to reimbursement and pricing of the products within the United States. Biofrontera is required by the Ameluz LSA to use commercially reasonable efforts and resources to exploit the license and market Ameluz® and the RhodoLED® lamp in the United States (“commercially reasonable efforts” being defined in terms of comparison against industry standards and practices for a company of comparable size and capability and active in the same business area).

Under the Ameluz LSA, if product or lamps are not delivered in conformance with certain specifications of this Agreement and the Quality Assurance Agreement, and the Ameluz Licensor does not remedy its failure, then we will have the right to organize manufacturing on our own, and step into contracts with the Ameluz Licensor’s manufacturers, such that we will replace the Ameluz Licensor as a party to these contracts. If we pursue this option, the Ameluz Licensor must use its best efforts to assist with the transferring of these manufacturing contracts without delay and at its own cost. No transfer price will be paid to the Ameluz Licensor thereafter for products or lamps that are manufactured by third parties.

Ferrer Internacional S.A.

On March 25, 2019, we assumed the rights, duties and obligations of Cutanea Life Sciences, Inc. under the Xepi LSA as part of the acquisition of Cutanea. Under the terms of the Xepi LSA, we have been granted an exclusive, royalty-bearing license in the United States and certain of its territories, including the right to sublicense under certain conditions, to develop, make, have made, use, register, market, promote, sell, have sold, offer for sale and import Xepi®.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer (i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and (ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. The maximum potential milestone payments remaining under this agreement total $6,000,000. These are both sales-based milestones. There are no development milestones within the agreement.

The terms of the Xepi LSA also provide for us to purchase Xepi® from Ferrer and pay royalties at a high single digit percentage based on net sales. Royalties are paid quarterly when the related sales occur. There are no other performance obligations required for royalties to be incurred. Furthermore, while Ferrer is approval holder for Xepi®, the administration of the NDA managed by Biofrontera Bioscience. We are fully dependent on our collaboration with Ferrer for our supply of Xepi® from their sole supplier.

The Xepi LSA will continue for the longer of (a) 12 years following the first commercial sale of Xepi® or (b) 12 years from the date of latest product to launch under the Xepi LSA, concluding in 2030. However, the Xepi LSA will automatically terminate concurrently with the termination of Ferrer’s license with Toyama Chemical Co., Ltd., also in 2030. Ferrer covenants under the agreement to make commercially reasonable efforts to extend its license agreement with Toyama. Although recent developments with respect to the third-party manufacturer that was providing our supply of Xepi® have impacted the timing of sales expansion and improved market positioning, we believe that Xepi® has the potential to be another innovative product with a large market potential in our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates —Intangible Assets and Impairment Assessment” in this Form 10-K.

Under the Xepi LSA, Biofrontera is required to obtain and maintain all “Marketing Authorizations and Regulatory Approvals” in Ferrer’s name, as well as to obtain and maintain all other licenses and certificates required for the wholesale and/or retail sale of Xepi® in the United States. Biofrontera must also participate in a “Joint Steering Committee,” which is intended, in part, to ensure (among other things) that Biofrontera uses commercially reasonable efforts to market and sell Xepi® in the United States. This joint steering committee is required to meet at least once per year, unless agreed otherwise by the parties.

Facilities

Our headquarters are located in Woburn, Massachusetts, where we lease approximately 16,128 square feet under a lease agreement that has an initial term expiring in September 2025.

Employees

Biofrontera’s success is directly linked to the commitment, engagement, and performance of its employees. It is important that we not only attract and retain the best and brightest diverse talent but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. Biofrontera embraces diversity and equal opportunity in a serious way. We are committed to building a team that represents a variety of backgrounds, perspectives, and skills. The more inclusive we are, the better our work will be.

As of December 31, 2021, we had a total of 69 full-time employees, 35 of whom are primarily engaged in field sales activities.

We consider the intellectual capital of our employees to be an essential driver of our business and key to future prospects. To attract and retain a high-quality, experienced workforce, we offer a competitive mix of compensation and insurance benefits for our employees, as well as participation in equity programs. We offer a wide range of health insurance benefits packages that are customizable to suit the individual needs of each member of our workforce, which is an important factor in our recruitment efforts. We are committed to helping our colleagues reach their full potential by rewarding both their performance and leadership skills and by providing opportunities for growth and development.

Full-time employees are eligible to participate in our medical, prescription, dental, vision, Flexible Spending Account and life insurance and disability plans. We also offer employees an annual bonus plan and a 401(k)-retirement plan with a company match. None of our employees are represented by a labor union. We consider our employee relations to be good.

Government Regulation

Governmental authorities in the United States, at the federal, state and local level, extensively regulate, among other things, the research, development, testing, manufacture, safety surveillance, efficacy, quality control, labeling, packaging, distribution, record keeping, promotion, storage, advertising, distribution, marketing, sale, export and import, pricing (including discounts and rebates), and the reporting of safety and other post-market information of the products we distribute. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions and could result in harm to our reputation and business. Compliance with these laws and regulations may be costly and may require significant technical expertise and capital investment to ensure compliance.

U.S. Drug Development and Review

Drug Development Process

General Information about the Drug Approval Process and Post-Marketing Requirements

The U.S. system of new drug and biologics approval is a rigorous process. The following general comments about the drug approval process are relevant to the development activities undertaken by our Licensors.

Investigational New Drug Application (“IND”): After certain pre-clinical studies are completed, an IND application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.

Phase 1 Clinical Trials: These trials typically involve small numbers of healthy volunteers or patients and usually define a drug candidate’s safety profile, including the safe dosage range.

Phase 2 Clinical Trials: In Phase 2 clinical trials, controlled studies of human patients with the targeted disease are conducted to assess the drug’s effectiveness. These studies are designed primarily to determine the appropriate dose levels, dose schedules and route(s) of administration, and to evaluate the effectiveness of the drug or biologic on humans, as well as to determine if there are any side effects on humans to expand the safety profile following Phase 1. These clinical trials, and Phase 3 trials discussed below, are designed to evaluate the product’s overall benefit-risk profile, and to provide information for physician labeling.

Phase 3 Clinical Trials: This Phase usually involves a larger number of patients with the targeted disease. Investigators (typically physicians) monitor the patients to determine the drug candidate’s efficacy and to observe and report any adverse reactions that may result from long-term use of the drug on a large, more widespread, patient population. During the Phase 3 clinical trials, typically the drug candidate is compared to either a placebo or a standard treatment for the target disease.

NDA or Biologics License Application (“BLA”): After completion of all three clinical trial Phases, if the data indicates that the drug is safe and effective, an NDA or BLA is filed with the FDA requesting FDA approval to market the new drug as a treatment for the target disease.

Risk Evaluation and Mitigation Strategy Authority under the Food and Drug Administration Amendments Act (“FDAAA”): The FDAAA also gave the FDA authority to require the implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for a product when necessary to minimize known and preventable safety risks associated with the product. The FDA may require the submission of a REMS before a product is approved, or after approval based on “new safety information,” including new analysis of existing safety information. A REMS may include a medication guide, patient package insert, a plan for communication with healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the product, which could include imposing certain restrictions on distribution or use of a product. A REMS must include a timetable for submission of assessments of the strategy at specified time intervals. Failure to comply with a REMS, including the submission of a required assessment, may result in substantial civil or criminal penalties.

Other Issues Related to Product Safety: Adverse events that are reported after marketing approval also can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. In addition, under the FDAAA, the FDA has authority to mandate labeling changes to products at any point in a product’s life cycle based on new safety information derived from clinical trials, post-approval studies, peer-reviewed medical literature, or post-market risk identification and analysis systems data.

Clinical trials may experience delays or fail to demonstrate the safety and efficacy, which could prevent or significantly delay obtaining regulatory approval.

Clinical trials require the investment of substantial financial and personnel resources. The commencement and completion of clinical trials may be delayed by various factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analysis, delay or failure to obtain the required approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Moreover, the outcome of a clinical trial is often uncertain. There may be numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval. In addition, the results of early-stage clinical trials do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Clinical trial data results are susceptible to varying interpretations, and such data may not be sufficient to support approval by the FDA. The ability to commence and complete clinical trials may be delayed by many factors that are beyond our licensors control, including:

●	delays obtaining regulatory approval to commence a trial;

●	delays in reaching agreement on acceptable terms with contract research organizations (“CROs”) and clinical trial sites;

●	delays in obtaining institutional review board (“IRB”), approval at each site;

●	slower than anticipated patient enrollment or an inability to recruit and enroll patients to participate in clinical trials for various reasons;

●	inability to retain patients who have initiated a clinical trial;

●	lack of funding to start or continue the clinical trial, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies;

●	negative or inconclusive results;

●	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, good clinical practice, or clinical protocols;

●	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold; or

●	adverse medical events or side effects experienced by patients during the clinical trials as a result of or resulting from the clinical trial treatments;

Delays can also occur if a clinical trial is suspended or terminated the IRBs of the clinical trial sites in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination of the clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, or failure to demonstrate a benefit from using a drug.

Post-Approval Requirements for Approved Drugs

Any of our licensed drug products that require FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among other requirements, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We are relying exclusively on our licensors’ or their manufacturing partner’s facilities for the production of clinical and commercial quantities of our products in accordance with Current Good Manufacturing Practices (“cGMP”) regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented and development of and submission of data to support the change. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval, as well as, possibly, the development and submission of data to support the change.

The FDA also may require post-approval, sometimes referred to as Phase 4, trials and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a risk evaluation and mitigation strategy. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product label extensions or products under development.

Pervasive and Continuing FDA Regulation for Medical Devices

After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

●	establishing establishment registration and device listings with the FDA;

●	Quality System Regulation, or QSR, which requires manufacturers, including third party manufacturers and certain other parties, to follow stringent design, testing, process control, documentation, corrective action/preventive action, complaint handling and other quality assurance procedures, as applicable;

●	labeling statutes and regulations, which prohibit the promotion of products for uncleared or unapproved, or off-label, uses and impose other restrictions on labeling;

●	clearance or approval of product modifications that could affect (or for 510(k) devices, significantly affect) safety or effectiveness or that would constitute a change (or for 510(k) devices, a major change) in intended use;

●	medical device reporting regulations, which require that manufacturers report to the FDA if an event reasonably suggests that their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the same or a similar device of the manufacturer were to recur;

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA, that may present a risk to health. In addition, the FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; and

●	post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish additional safety or efficacy data.

The FDA has broad post-market and regulatory enforcement powers. The agency may conduct announced and unannounced inspections to determine compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of subcontractors. Failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions and related consequences including, but not limited to:

●	untitled letters or warning letters;

●	fines, injunctions, consent decrees and civil penalties;

●	recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusal of or delay in granting our requests for 510(k) clearance or premarket approval of new products or modified products;

●	withdrawing 510(k) clearance or premarket approvals that are already granted;

●	refusal to grant export approval for our products;

●	criminal prosecution; and

●	unanticipated expenditures to address or defend such actions.

Our Licensors are subject to announced and unannounced device inspections by FDA and other regulatory agencies overseeing the implementation and adherence of applicable local, state and federal statutes and regulations.

Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

●	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of AMP to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010. Per a ruling by the U.S. Supreme Court in 2012, states have the option to expand their Medicaid programs which in turn expands the population eligible for Medicaid drug benefits. CMS has proposed to expand Medicaid rebate liability to the territories of the U.S. as well. In addition, the Affordable Care Act provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

●	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In July 2013, the Health Resources and Services Administration (HRSA) issued a final rule allowing the newly eligible entities to access discounted orphan drugs if used for non-orphan indications. While the final rule was vacated by a federal court ruling, HRSA has stated it will continue to allow discounts for orphan drugs when used for any indication other than for orphan indications. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

●	Effective in 2011, the Affordable Care Act imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

●	The Affordable Care Act required pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any ownership or investment interests held by physicians and their immediate family members. Manufacturers were required to begin tracking this information in 2013 and to report this information to CMS by March 2014.

●	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

●	The Affordable Care Act created the Independent Payment Advisory Board, IPAB, which, beginning in 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings. IPAB recommendations are only required when Medicare spending exceeds a target growth rate established by the Affordable Care Act. Members of the IPAB have still not been appointed and Medicare cost growth is below the threshold that would require IPAB recommendations.

●	The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

●	In December 2018, the CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Effective January 1, 2019, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

●

Effective January 1, 2020, the federal spending package permanently eliminated the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

●	On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court dismissed the latest challenge to the Affordable Care Act in June 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Pricing and Reimbursement

Pricing and reimbursement for our products depend in part on government regulation. In order to have our products covered by Medicaid, we must offer discounts or rebates on purchases of pharmaceutical products under various federal and state programs. We also must report specific prices to government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures.

Sales of our licensed products will depend, in part, on the extent to which our licensed products will be covered by third party payors, such as government health care programs, statutory health insurances, and commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services and there is no guarantee that we will be able to obtain reimbursement at all for any future products. In addition, the U.S. government (federal and state) has continued implementing cost-containment programs, including price controls, competitive bidding program, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third party reimbursement for our licensed product or product candidates or a decision by a third party payor to not cover our licensed product or product candidates could reduce physician usage of our licensed products once approved and have a material adverse effect on our sales, results of operations and financial condition.

In the U.S., treatment of actinic keratosis with Ameluz® in combination with the BF-RhodoLED® lamp is eligible to be reimbursed by the U.S. federal government’s Medicare Program through Part B, which means that dermatologists purchase the drug to treat a patient in their office in combination with the BF-RhodoLED® lamp and the doctors can be reimbursed for the cost of the drug after its use to treat a patient. This differentiates Ameluz® from drugs that are reimbursed through the U.S. federal government’s Medicare Program through Part D, which are distributed through pharmacies. Medicare Part B drugs are reimbursed under the ASP payment methodology. ASP data is calculated based on a formula defined by federal statute and regulation and is submitted to the CMS on a quarterly basis. CMS uses the ASP data to determine the applicable reimbursement rates for Ameluz® under Part B. The Medicare Part B ASP reimbursement for Ameluz® may fall below the cost that some medical providers pay for Ameluz®.

Our prescription drug licensed product, Xepi®, is distributed through specialty pharmacies and generally covered by most commercial payers without pre-approval or similar requirements. Our contracts with third-party payers/pharmacy benefit managers (“PBMs”) generally require us to provide rebates based on utilization by the patients they cover.

Government and private payers routinely seek to manage utilization and control the costs of our products, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. In the Fall of 2020, the Trump Administration finalized an importation pathway from Canada and a payment model to tie Medicare Part B physician reimbursement to international prices, though ultimate implementation of both is uncertain due to legal challenges. In November 2020, the Trump Administration published an interim final rule to implement the Most Favored Nation Model to lower Medicare Part B drug spending by tying reimbursement to the lowest price paid by certain other countries. In December 2020, implementation of the rule was blocked by federal courts and the Biden administration is expected to withdraw opposition to the injunctions. We expect to see continued focus on regulating pricing resulting in additional legislation and regulation under the newly elected Congress and the Biden Administration. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. In addition, U.S. government action to reduce federal spending on entitlement programs including Medicare and Medicaid may affect payment for our products or services associated with the provision of our products.

The majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. For example, access to our products under the Medicaid and Medicare managed care programs typically is determined by the health plans with which state Medicaid agencies and Medicare contract to provide services to beneficiaries. States seek to control healthcare costs related to Medicaid and other state healthcare programs, including the implementation of supplemental rebate agreements under the Medicaid drug rebate program tied to patient outcomes. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry.

Fraud and Abuse Laws

We are subject to healthcare anti-fraud and abuse regulations that are enforced by the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal healthcare programs’ Anti-Kickback Law;

●	federal false claims laws;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal Civil Monetary Penalties Law, which imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the Anti-Kickback Statute has been violated. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil monetary penalties, administrative penalties and exclusion from participation in federal health care programs.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, activities relating to the sale and marketing of products are subject to scrutiny under this law. Penalties for the federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal health care programs, and, although the federal civil False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. Certain states also mandate the tracking and require reporting of gifts, compensation, and other remuneration paid by us to physicians and other health care providers.

Increased Health and Human Services, Office of Inspector General (OIG) scrutiny on the sale of products through specialty pharmacies or through physician practices by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our licensed products based on risk of enforcement upon ourselves or our buyers.   The OIG continues to make modifications to existing Anti-Kickback Statute, or AKS, safe harbors which may increase liability and risk for our company as well as adversely impact sales relationships. On November 20, 2020 OIG issued the final rule for Safe Harbors under the Federal AKS. This new final rule creates additional safe harbors including ones pertaining to patient incentives. OIG is able to modify safe harbors as well as regulatory compliance requirements which could impact out business adversely.

In September 2010, OIG issued a Special Advisory Bulletin to notify drug manufacturers that OIG intended to pursue enforcement actions against drug manufacturers that failed to submit timely AMP and ASP information. The Medicaid Drug Rebate Program requires manufacturers to enter into and have in effect a national rebate agreement with the Secretary of Health and Human Services in order for Medicaid payments to be available for the manufacturer’s covered outpatient drugs. Companies with such rebate agreements are required to submit certain drug pricing information to CMS, including quarterly and monthly pricing data. There has been an increased level of federal enforcement against drug manufacturers that have failed to provide timely and accurate pricing information to the government. Since September 2010, OIG has settled 13 cases against drug manufacturers relating to drug price reporting issues, totaling approximately $18.5 million. We expect continued enforcement directed at companies that fail to make accurate and timely price reports. If we were found not to make the required pricing disclosures, we could incur significant expense and delay.

Healthcare Privacy and Security Laws

We may be subject to, or our marketing activities may be limited by, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates,” independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

Company History

We were formed in March 2015 as Biofrontera Inc., a Delaware corporation, and a wholly owned subsidiary of Biofrontera AG, a company organized under German law. On November 2, 2021, we consummated our initial public offering of 3,600,000 units (each consisting of (i) one share of our common stock and (ii) one warrant entitling the holder to purchase one share of our common stock at an exercise price of $5.00 per share) and 540,000 additional warrants not included in the units.

As of December 31, 2021, Biofrontera AG held 46.8% of the outstanding shares of our common stock. We entered into an Amended and Restated Master Contract Services Agreement (the “Services Agreement”) which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016 (the “2016 Services Agreement”) by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the Biofrontera Group’s IT resources as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. If we deem that the Biofrontera Group should continue to provide these services we will execute a statement of work under the Services Agreement with respect to such services. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they are needed, and 2) whether they can or should be obtained from other third-party providers.

Our management team includes Erica Monaco as Chief Executive Officer and Prof. Dr. Lübbert as Executive Chairman. Day-to-day operations are overseen by Ms. Monaco as our Chief Executive Officer, and Prof. Dr. Lübbert’s service as Executive Chairman enables our management team to benefit from his experience.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We also maintain a website at https://www.biofrontera-us.com. The Information on our website is not incorporated by reference into this Form 10-K and does not constitute a part of this Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such with, or furnish it to, the SEC.

Item 1A. Risk Factors

Summary of Material Risk Factors

Our business, results of operations and financial condition and the industry in which we operate are subject to various risks. We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:

Risks Related to the License and Supply Agreements and our Licensed Products

●	Currently, our sole source of revenue is from sales of products we license from other companies. If we fail to comply with our obligations in the agreements under which we license rights from such third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.
●	Certain important patents for our licensed product Ameluz® expired in 2019. Although the process of developing generic topical dermatological products for the first time presents specific challenges that may deter potential generic competitors, generic versions of Ameluz® may enter the market following the recent expiration of these patents. If this happens, we may need to reduce the price of Ameluz® significantly and may lose significant market share.
●	Our business depends substantially on the success of our principal licensed product Ameluz®. If the Ameluz Licensor is unable to successfully obtain and maintain regulatory approvals or reimbursement for Ameluz® for existing and additional indications, our business may be materially harmed.
●	The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has recently contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.
●	If our Licensors or our Licensors’ manufacturing partners, as applicable, fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues.
●	The Biofrontera Group has been involved in lawsuits to defend or enforce patents related to our licensed products and they or another licensor may become involved in similar suits in the future, which could be expensive, time-consuming and unsuccessful.

Risks Related to Our Business and Strategy

●	The COVID-19 global pandemic has continued to negatively affect our sales and operations and may continue to do so.
●	Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.
●	We are fully dependent on our collaboration with the Ameluz Licensor for our supply of Ameluz® and RhodoLED® lamps and future development of the Ameluz® product line, on our collaboration with Ferrer for our supply of Xepi® and future development of Xepi® and may depend on the Ameluz Licensor, Ferrer or additional third parties for the supply, development and commercialization of future licensed products or product candidates. Although we have the authority under the Ameluz LSA with respect to the indications that the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA) in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor if they are unable or unwilling to perform these functions appropriately, the sourcing and manufacture of our licensed products as well as the regulatory approvals and clinical trials related to our licensed products are currently controlled, and will likely continue to be controlled for the foreseeable future, by our existing and future collaborators. Our lack of control over some of these functions could adversely affect our ability to implement our strategy for the commercialization of our licensed products.
●	Healthcare legislative changes may have a material adverse effect on our business and results of operations.
●	We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively. We also must compete with existing treatments, such as simple curettage and cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.
●	The U.S. market size for Ameluz® for the treatment of actinic keratosis may be smaller than we have estimated.
●	If our Licensors face allegations of noncompliance with the law and encounter sanctions, their reputation, revenues and liquidity may suffer, and our licensed products could be subject to restrictions or withdrawal from the market.
●	Even if our Licensors obtain regulatory approvals for our licensed products and product candidates, or approvals extending their indications, they may not gain market acceptance among hospitals, physicians, health care payors, patients and others in the medical community.
●	A recall of our licensed drug or medical device products, or the discovery of serious safety issues with our licensed drug or medical device products, could have a significant negative impact on us.
●	Our licensed medical device product, the RhodoLED® lamp, is subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.
●	Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Risks Related to Our Financial Position and Capital Requirements

●	We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.
●	If we fail to obtain additional financing, we may be unable to pursue our plans for strategic growth, including completing the commercialization of Xepi® and other products we may license.

Risks Related to Corporate Governance, Including Being a Public Company

●	We have identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
●	As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	We are an emerging growth company and smaller reporting company we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Securities and the Ownership of Our Common Stock

●

As of December 31, 2021, Biofrontera AG beneficially owns 46.8% of our outstanding shares of common stock and will be able to exert significant control over matters subject to stockholder approval and its interests may conflict with ours or other stockholders in the future.

●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to the License and Supply Agreements and Our Licensed Products

Currently, our sole source of revenue is from sales of products we license from other companies. If we fail to comply with our obligations in the agreements under which we license rights from such third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

We are a party to license agreements with Biofrontera Pharma and Biofrontera Bioscience (for Ameluz® and the RhodoLED® lamp series) and with Ferrer (for Xepi®) and expect to enter into additional licenses in the future. Our existing license agreements impose, and we expect that future license agreements will impose, on us various development, regulatory diligence obligations, payment of milestones or royalties and other obligations. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy or insolvency, the licensor may have the right to terminate the license. In the event that any of our existing or future important licenses were to be terminated by the licensor, we would likely need to cease further commercialization of the related licensed product or be required to spend significant time and resources to modify the licensed product to not use the rights under the terminated license. In the case of marketed products that depend upon a license agreement, we could be required to cease our commercialization activities, including sale of the affected product. For a summary of the terms of the license agreements, see “Business—Commercial Partners and Agreements”.

Disputes may arise between us and any of our Licensors regarding intellectual property subject to such agreements, including:

●	the scope of rights granted under the agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
●	our right to sublicense patent and other rights to third parties;
●	our diligence obligations with respect to the use of the licensed intellectual property, and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our Licensors and us, should any such joint creation occur;
●	our right to transfer or assign the license; and
●	the effects of termination.

These, or other disputes over intellectual property that we have licensed may prevent or impair our ability to maintain our current arrangements on acceptable terms or may impair the value of the arrangement to us. Any such dispute, or termination of a necessary license, could have a material adverse effect on our business, financial condition and results of operations.

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

The patent family that protected the technology relating to nanoemulsion of 5-aminolevulinic acid, the active ingredient in Ameluz®, against copying by competitors expired on November 12, 2019. This patent family included U.S. Patent No. 6,559,183, which, prior to its expiration, served as a material, significant and possibly the only barrier to entry into the U.S. market by generic versions of Ameluz®. Although the process of developing generic topical dermatological products presents specific challenges that may deter potential generic competitors, Patent No. 6,559,183 no longer prevents generic versions of Ameluz® from entering the U.S. market and competing with Ameluz®. If generic competitors do enter the market, this may cause a significant drop in the price of Ameluz® and, therefore, a significant drop in our profits. We may also lose significant U.S. market share for Ameluz®.

The Ameluz Licensor holds another patent family protecting the technology relating to nanoemulsions for which they have been issued patents in various jurisdictions and which expire in December 2027. A corresponding U.S. patent application has been filed by the Ameluz Licensor but is still pending. We cannot guarantee that this U.S. patent will be issued or, if issued, will adequately protect us against copying by competitors. See “Business—Intellectual Property” for more information on the patents held by the Ameluz Licensor.

Our business depends substantially on the success of our principal licensed product Ameluz®. If the Ameluz Licensor is unable to successfully obtain and maintain regulatory approvals or reimbursement for Ameluz® for existing and additional indications, our business may be materially harmed.

Although the Ameluz Licensor has received marketing approval in the United States for Ameluz® for lesion- and field-directed treatment of actinic keratosis in combination with photodynamic therapy using the BF-RhodoLED® lamp series, there remains a significant risk that we will fail to generate sufficient revenue or otherwise successfully commercialize the product in the United States. The success of our product will depend on several factors, including:

●	successful completion of further clinical trials by the Ameluz Licensor;
●	receipt by the Ameluz Licensor of further regulatory approvals, including for the marketing of Ameluz® for additional indications;
●	the contract manufacturing facility maintaining regulatory compliance;
●	compliance with applicable law for our sales force and marketing efforts;
●	the contract manufacturing facility manufacturing sufficient quantities in acceptable quality;
●	the Ameluz Licensor sourcing sufficient quantities of raw materials used to manufacture our licensed products;
●	continued acceptable safety and effectiveness profiles for our licensed products;
●	the Ameluz Licensor obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
●	the Ameluz Licensor protecting its intellectual property rights.

If the Ameluz Licensor does not achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our licensed products, which would materially harm our business and we may not be able to earn sufficient revenue and cash flows to continue our operations.

Because the Ameluz Licensor received approval from the FDA to market in the United States Ameluz® in combination with photodynamic therapy using the BF-RhodoLED® lamp, any new lamp we may license would require new approval from the FDA. We cannot assure you that the Biofrontera Group will develop any new lamps (beyond the BF-RhodoLED® XL lamp which was approved by the FDA on October 21, 2021) or obtain any such new approval.

The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has recently contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.

Pursuant to the Ameluz LSA, the Ameluz Licensor supplies us with Ameluz®. The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer located in Switzerland to manufacture Ameluz®, Glaropharm AG, and has recently signed an agreement with a second unaffiliated contract manufacturer located in Germany, Pharbil Waltrop GmbH, to begin to supply it with Ameluz® to ensure stability of the supply chain. If the Ameluz Licensor fails to maintain its relationships with both of these manufacturers or if the Ameluz Licensor fails to maintain its relationship with its current manufacturer and the second manufacturer has not yet completed the necessary steps to begin manufacturing Ameluz®, the Ameluz Licensor may be unable to obtain an alternative manufacturer of Ameluz® that could deliver the quantity of the product at the quality and cost levels that we require. Even if an acceptable alternative manufacturer could be found, we would expect long delays in transitioning the manufacturing from the existing manufacturer to a new manufacturer. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of either manufacturer to supply the Ameluz Licensor with Ameluz® that satisfies quality, quantity and cost requirements in a timely manner could impair our ability to deliver Ameluz® to the U.S. market and could increase costs, particularly if the Ameluz Licensor is unable to obtain Ameluz® from alternative sources on a timely basis or on commercially reasonable terms. In addition, each manufacturer is regulated by the country in which it is located and by the FDA and must comply with applicable laws and regulations. Finding a suitable replacement of these particular partners would therefore be extremely difficult for the Ameluz Licensor. If the Ameluz Licensor lost these manufacturers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. If the suppliers fail to comply, this could harm our business.

If our Licensor or our Licensors’ manufacturing partners, as applicable, fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues.

Pursuant to the applicable LSA, our Licensors supply us with the licensed product that we sell in the U.S. market. The manufacture of the products we license requires significant expertise and capital investment. Currently, all commercial supply for each of our commercial licensed products are manufactured by single unaffiliated contract manufacturers. Our Licensors would each need to spend substantial time and expense to replace their respective contract manufacturer if such contract manufacturer failed to deliver products in the quality and quantities we demand or failed to meet any regulatory or cGMP requirements. Our Licensors take precautions to help safeguard their respective manufacturing facilities, including acquiring insurance and performing on site audits. However, vandalism, terrorism or a natural or other disaster, such as a fire or flood, could damage or destroy manufacturing equipment or the inventory of raw material or finished goods, cause substantial delays in operations, result in the loss of key information, and cause additional expenses. Our Licensors’ insurance may not cover losses related to our licensed products in any particular case. In addition, regardless of the level of insurance coverage, damage to our Licensors’ facilities may have a material adverse effect on our business, financial condition and operating results.

Furthermore, while our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e. workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. Ferrer’s manufacturer of Xepi® (Teligent, Inc.) filed for Chapter 11 bankruptcy on October 14, 2021, and on February 23, 2022 Teligent, Inc. filed a motion to convert their bankruptcy into a Chapter 7 liquidation. We understand that Ferrer has concluded that whatever the outcome of the bankruptcy or liquidation, whoever acquires the relevant assets of Teligent, Inc. will not continue to manufacture Xepi®. Ferrer is evaluating options for a new contract manufacturer for Xepi®, but the process of engaging one or more new contract manufacturers to replace Teligent, Inc. will require significant time and expense, including the time it will take the new contract manufacturer(s) to reach a level of production to meet our commercial needs. Although we have inventory of Xepi® on hand, we do not expect it will be enough to complete the commercialization of Xepi® in accordance with the originally planned timeline. If there are any significant delays to, or changes in, our plans for the completion of the commercialization of Xepi®, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key factors affecting our performance —Supply Chain” in this Form 10-K.

Our Licensors’ manufacturing partners must comply with federal, state and foreign regulations, including FDA regulations governing cGMP enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. For the medical device products we license, our Licensors are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our medical device products.

Our Licensors’ facilities or our Licensors’ contract facilities, as applicable, have been inspected by the FDA for cGMP compliance. If our Licensors’ or our Licensors’ contract manufacturers, as applicable, do not successfully maintain cGMP compliance for these facilities, commercialization of our licensed products could be prohibited or significantly delayed. Even after cGMP compliance has been achieved, the FDA or similar foreign regulatory authorities at any time may implement new standards or change their interpretation and enforcement of existing standards for manufacture, packaging, testing of or other activities related to our licensed products. For our licensed commercialized medical device product, the FDA audits compliance with the through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time. Similar audit rights exist in Europe and other foreign jurisdictions. Any failure to comply with applicable cGMP, QSR and other regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including adverse health consequences, injury or death to patients, costly recall procedures, re-stocking costs, warning letters, Form 483 reports, civil monetary penalties, product liability, damage to our reputation and potential for product liability claims. If our Licensors are required to find a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval and would be very time consuming. An inability to continue manufacturing adequate supplies of our licensed products at any contract facilities could result in a disruption in the supply of our licensed products. Delay or disruption in our ability to meet demand may result in the loss of potential revenue.

In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Quality and Security Act and the Drug Supply Chain Security Act in the United States, that require us to develop electronic systems to serialize, track, trace and authenticate units of our licensed products through the supply chain and distribution system. Compliance with these regulations may result in increased expenses for our company or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.

Failure to comply with all applicable regulatory requirements may subject our company to operating restrictions and criminal prosecution, monetary penalties and other disciplinary actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, shutdown of production, revocation of approvals or the inability to obtain future approvals, or exclusion from future participation in government healthcare programs. Any of these events could disrupt our company’s business and, consequently, have a material adverse effect on our revenue, profitability and financial condition.

If our Licensors’ efforts to protect the proprietary nature of their intellectual property related to our licensed products are not adequate, we may not be able to compete effectively in our market.

Our Licensors rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to the products we license from them. Any disclosure to or misappropriation by third parties of their confidential proprietary information could enable competitors to quickly duplicate or surpass their technological achievements, thus eroding our competitive position in our market.

In addition, the patent applications that they own may fail to result in issued patents in the United States. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, their patents and patent applications may not adequately protect their intellectual property or prevent others from designing around their claims. If the breadth or strength of protection provided by the issued patents and patent applications our Licensors hold with respect to our licensed products is threatened, it could threaten our ability to commercialize our licensed products. Further, if our Licensors encounter delays in their clinical trials, the period of time during which we could market our licensed products under patent protection would be reduced. Since patent applications in the United States are confidential for a period of time after filing, we cannot be certain that our Licensors were the first to file any patent application related to the products we license. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, our Licensors may rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although our Licensors may require their employees to assign their inventions to us to the extent permitted by law, and may require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States or the EU. As a result, our Licensors may encounter significant problems in protecting and defending their intellectual property in the United States, in the EU and in other countries. If they are unable to prevent unauthorized material disclosure of their intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Third party claims of intellectual property infringement may affect our ability to sell our licensed products and may also prevent or delay our Licensors’ product discovery and development efforts.

Our commercial success depends in part on our Licensors avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. Recently, following U.S. patent reform, new procedures including inter partes review and post grant review have been implemented. This reform includes changes in law and procedures that are untried and untested and will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our Licensors are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our licensed products may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we or our Licensors are employing their proprietary technology without authorization. There may be third party patents of which we or our Licensors are currently unaware with claims to materials, formulations, devices, methods of manufacture or methods for treatment related to the use or manufacture of the products we license. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our licensed products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our licensed technologies infringes upon such patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our licensed products, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of the formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to commercialize the product unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we or our Licensors are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our licensed products may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us or our Licensors may seek and obtain injunctive or other equitable relief, which could effectively block our ability to sell our licensed products and to further commercialize our licensed products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we or our Licensors may need to obtain licenses from third parties to advance their research or allow commercialization of the products we license. We or our licensors may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize our licensed products, which could harm our business significantly.

In March 2018, DUSA Pharmaceuticals, Inc., or DUSA, brought a lawsuit against Biofrontera AG and its subsidiaries, including us, before the District Court of Massachusetts (18-cv-10568-RGS) due to alleged infringement of its patents No. 9,723,991 (expired on May 16, 2019) and No. 8,216,289 (expired on May 1, 2018) by sales of BF-RhodoLED® lamps in the United States. In July 2018, DUSA amended its complaint to add claims of trade secret misappropriation by former employees who are now employed by us and are alleged to have misappropriated documents that DUSA claims contained confidential information and/or trade secrets of DUSA, tortious interference with contractual relations in connection with the hiring of former employees of DUSA and sales to former DUSA customers, and deceptive and unfair trade practices related to the above claims. For these claims, DUSA has asserted significant damages for profits allegedly lost by DUSA or alleged unjust enrichment for profits gained by Biofrontera from sales of the BF-RhodoLED® and Ameluz® in the United States, costs and attorneys’ fees, and supplemental damages for alleged willful infringement.

On November 29, 2021, before the trial began, we entered into a confidential settlement and release agreement with the respect to the DUSA Litigation with DUSA. See “Commitments and Contingencies—Legal proceedings” in Note 23 to the audited financial statements as of and for the years ended December 31, 2021 and 2020 as included in this Form 10-K

While Biofrontera AG has agreed to pay a portion of the settlement, we remain jointly and severally liable to DUSA for the full settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the Agreement, DUSA could compel us to pay Biofrontera AG’s share. If either we or Biofrontera AG violates the terms of the settlement agreement, this could nullify the settlement and we may lose the benefits of the settlement and be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount or the settlement is nullified, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

The Biofrontera Group has been involved in lawsuits to defend or enforce patents related to our licensed products and they or another licensor may become involved in similar suits in the future, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe upon the patents for our licensed products. To counter infringement or unauthorized use, we or our Licensors may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our Licensors’ patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings, could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim or counterclaim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome in any patent related litigation could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States or the EU.

Furthermore, because of the substantial amount of discovery that could be required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities.

The trade secrets of our Licensors are difficult to protect.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our Licensors’ trade secrets and other proprietary information and may not adequately protect their intellectual property.

Our success depends upon the skills, knowledge and experience of our Licensors’ scientific and technical personnel, consultants and advisors as well as our partners, Licensors and contractors. Because drug development is a highly competitive technical field, our Licensors may rely in part on trade secrets to protect their proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality agreements with our Licensors, corporate partners, employees, consultants and other advisors. These agreements typically require that the receiving party keep confidential and not disclose to third parties all confidential information developed by the receiving party or made known to the receiving party during the course of the receiving party’s relationship.

Our Licensors’ trade secrets also could be independently discovered by their competitors, in which case, they would not be able to prevent use of such trade secrets by their competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. There exists a risk that we or our Licensors may not be able to detect when misappropriation of trade secrets has occurred or where a third party is using such trade secrets without our or their knowledge. The failure to obtain or maintain meaningful trade secret protection could adversely affect the competitive position of our licensed products.

Certain third-party employees and our licensed patents are subject to foreign laws.

A majority of the employees of Biofrontera AG, the parent company of the Ameluz Licensor, work in Germany and are subject to German employment law. Ideas, developments, discoveries and inventions made by such employees and consultants are subject to the provisions of the German Act on Employees’ Inventions, which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes can occur between Biofrontera AG and its employees or former employees pertaining to alleged non-adherence to the provisions of this act that may impact our license depending on whether Biofrontera AG prevails or fails in any such dispute. There is a risk that the compensation Biofrontera AG provided to employees who assign patents to them may be deemed to be insufficient and Biofrontera AG may be required under German law to increase the compensation due to such employees for the use of the patents. In those cases where employees have not assigned their interests to Biofrontera AG, Biofrontera AG may need to pay compensation for the use of those patents. If Biofrontera AG is required to pay additional compensation or face other disputes under the German Act on Employees’ Inventions, the impact on our license could adversely affect our results of operations.

Our international dealings with our Licensors may pose currency risks, which may adversely affect our operating results and net income.

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. In general, we conduct our business with our Licensors and any third-party vendors in the local currency of the country in which such licensor or vendor operates. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies, the dollar and the euro will affect our selling, general and administrative, related party, and the recorded levels of assets and liabilities held in a foreign currency and could result in exchange losses in any given reporting period.

Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

Risks Related to Our Business and Strategy

The COVID-19 global pandemic has continued to negatively affect our sales and operations and may continue to do so.

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, Biofrontera’s business operations have been directly affected. In particular, there has been a significant decline in demand for Biofrontera’s licensed products in the United States as a result of different priorities for medical treatments that emerged during the COVID-19 pandemic, thereby causing a delay of many dermatological treatments and diagnosis. Revenue from licensed product sales for the fiscal year ended December 31, 2020 has declined by about 28.0% when compared to the fiscal year ended December 31, 2019. Although our revenue from product sales for the year ended December 31, 2021 increased 28% when compared to the year ended December 31, 2020, we cannot guarantee that this trend will continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key factors affecting our performance—COVID-19” for more information on the impact of the COVID-19 pandemic on our operations. As long as the impact of the COVID-19 pandemic continues, we may experience disruptions that could severely impact our business, operations, sales and marketing, as well as our Licensors’ preclinical studies and clinical trials, including:

●	decreases in demand for our licensed products due to reduced numbers of in-person meetings with prescribers, and patient visits with physicians, resulting in fewer new prescriptions and reduced demand for licensed products used in procedures;
●	impacts due to travel limitations and mobility restrictions;
●	delays, difficulties or postponement in conducting our Licensors’ clinical trials;
●	limitations in employee resources that would otherwise be focused on the conduct of our sales and marketing activities, including because of sickness of employees or their families or the desire of employees to avoid contact with other individuals.

Although our company has implemented comprehensive cost reductions, emergency plans to maintain central processes and activities to protect employees, there can be no guarantee that these measures will be able to offset the impact of COVID-19 on business and operations of Biofrontera in the long term.

Due to the COVID-19 pandemic, it is currently impossible to make reliable forecasts about the future performance of our business. The extent to which the COVID-19 pandemic will continue to impact our business, research and development efforts, clinical trials, prospects for regulatory approval for new indications for the products we license, sales, marketing and other operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the extent and duration of travel restrictions and social distancing in the United States, business closures or business disruptions and the effectiveness of vaccines and other actions taken to contain and treat the disease. In addition, a recession or market correction resulting from the spread of the COVID-19 pandemic could materially affect our business prospects and the value of our securities.

We are fully dependent on our collaboration with the Ameluz Licensor for our supply of Ameluz® and RhodoLED® lamps and future development of the Ameluz® product line, on our collaboration with Ferrer for our supply of Xepi® and future development of Xepi® and may depend on the Ameluz Licensor, Ferrer or additional third parties for the supply, development and commercialization of future licensed products or product candidates. Although we have the authority under the Ameluz LSA with respect to the indications that the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA) in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor if they are unable or unwilling to perform these functions appropriately, the sourcing and manufacture of our licensed products as well as the regulatory approvals and clinical trials related to our licensed products are currently controlled, and will likely continue to be controlled for the foreseeable future, by our existing and future collaborators. Our lack of control over some of these functions could adversely affect our ability to implement our strategy for the commercialization of our licensed products.

We do not own or operate manufacturing facilities for clinical or commercial manufacture of any of our licensed products. We outsource all manufacturing and packaging of our licensed products to our Licensors, who may in turn contract with third parties to provide these services. We have no direct control over the manufacturing process of our licensed products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates. See “—If our Licensors’ manufacturing partners fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues” for more information on the risks related to the manufacture of our licensed products. Although under the Ameluz LSA we are entitled to enter into a direct agreement with the Ameluz Licensor’s supplier under certain circumstances, this is only with respect to the indications that the Ameluz Licensor is currently seeking from the FDA (as well as certain other clinical studies identified in the Ameluz LSA) most of which are described in the section titled “—Our Licensors’ Research and Development Programs—Current Clinical Trials for Ameluz® for the U.S. Market” and there is no guarantee that we will be able to do so under terms similar to the Ameluz Licensor’s existing agreement or without delays or difficulties, each of which could have an adverse impact on our business or results of operations.

We currently do not have the ability to conduct any clinical trials. Under the Ameluz LSA and the Xepi LSA, our Licensors’ control clinical development as well as the regulatory approval process for our licensed products. Our lack of control over the clinical development and regulatory approval process for our licensed products could result in delays or difficulties in the commercialization of our licensed products and/or affect the development of future indications for our licensed products. Although under the Ameluz LSA we are entitled to take over clinical trial and regulatory work under certain circumstances with respect to the indications that the Ameluz Licensor is currently seeking from the FDA (as well as certain other clinical studies identified in the Ameluz LSA) and subtract the cost of the trials from the transfer price of Ameluz®, there is no guarantee that we will be able to do so without delays or difficulties that could have an adverse impact on our business or results of operations and we do not have that right with respect to indications for Ameluz® that we may desire the Ameluz Licensor to pursue in the future.

In addition, under the Ameluz LSA and the Xepi LSA, we are not obligated or tasked with the duty to defend the intellectual property related to our licensed products and rely on our Licensors to defend the relevant intellectual property. This lack of control may increase the litigation risks and could limit our ability to utilize the relevant intellectual property. See “—If our Licensors’ efforts to protect the proprietary nature of their intellectual property related to our licensed products are not adequate, we may not be able to compete effectively in our market” for more information on the risks related to the defense of the intellectual property related to our licensed products.

Biofrontera AG is a significant stockholder of the Company and, as a result of its control of the manufacture, clinical development and regulatory approval of Ameluz® may exert greater influence on the Company relative to the percentage of its ownership of the Company’s outstanding common stock. See “—Risks Related to Our Securities and Ownership of Our Common Stock— As of December 31, 2021, Biofrontera AG beneficially owns 46.8% of our stock after the completion of the initial public offering and will be able to exert significant control over matters subject to stockholder approval, and its interests may conflict with ours or other stockholders’ in the future” for more information on the risks related to Biofrontera AG’s beneficial ownership of the Company’s common stock.

Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including the government or third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	reasonable and appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require our Licensors to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our licensed products. Our Licensors may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or a particular reimbursement amount. If reimbursement of future products or extended indications for existing licensed products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Healthcare legislative changes may have a material adverse effect on our business and results of operations.

In the United States and certain other countries, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our licensed products profitably. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 revised the payment methodology for many products under Medicare in the United States, which has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted. On January 20, 2017, President Donald Trump signed an executive order stating that the administration intended to seek prompt repeal of the Affordable Care Act, and, pending repeal, directed by the U.S. Department of Health and Human Services and other executive departments and agencies to take all steps necessary to limit any fiscal or regulatory burdens of the Affordable Care Act. On January 28, 2021, President Joseph R. Biden, Jr. signed the Executive Order on Strengthening Medicaid and stated his administration’s intentions to reverse the actions of his predecessor and strengthen the Affordable Care Act. As part of this Executive Order, the Department of Health and Human Services, United States Treasury, and the Department of Labor are to review all existing regulations, orders, guidance documents, policies, and agency actions to consider if they are consistent with ensuring both coverage under the Affordable Care Act and if they make high-quality healthcare affordable and accessible to Americans. At this time we are unsure what effect the new administration’s policies or this executive order will have. There is significant uncertainty about the future of the Affordable Care Act in particular and healthcare laws generally in the United States. The continued expansion of the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products. We are unable to predict the likelihood of changes to the Affordable Care Act or other healthcare laws which may negatively impact our profitability.

President Biden intends, as his predecessor did, to take action against drug prices which are considered “high.” The most likely time to address this would be in the reauthorization of the Prescription Drug User Fee Act (PDUFA) 2022 as part of a package bill. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government and we expect to see legislation focusing on this in the coming year. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug.

The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and the health insurance industry, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. This law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Thus, the full impact of the Affordable Care Act, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear. Such developments may materially adversely affect the prices we are able to receive for our licensed products or otherwise materially adversely affect our ability to profitably commercialize our licensed products in the United States.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. The American Taxpayer Relief Act of 2012, or the ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The current U.S. administration continues to focus heavily on drug pricing issues and Congress has introduced a multitude of legislative proposals aimed at drug pricing. For example, the Prescription Drug Pricing Reduction Act of 2019 proposes to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and proposes a number of changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act proposes to enable direct price negotiations by the federal government on certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. In May 2019, Centers for Medicare & Medicaid Services, or CMS, issued a final rule requiring drug manufacturers to include certain drug price information in television advertisements for products that are covered by Medicare and Medicaid. The final rule was struck down by a federal district court in July 2019. The ruling was appealed and the federal district court’s holding was upheld. The ruling may be further appealed and there is no assurance as to whether we will be required to comply with the price transparency requirements. We cannot predict whether any proposed legislation will become law and the effect of these possible changes on our business cannot be predicted at this time.

In addition to legislative proposals, Congressional Committees have requested certain manufacturers provide specific documents and detailed information regarding drug pricing practices. If we become the subject of any government investigation with respect to our drug pricing, marketing, or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation could also result in reduced market acceptance and demand for our licensed products, could harm our reputation and our ability to market our licensed products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. At the state level, there are similar new laws and ongoing ballot initiatives that create additional pressure on our drug pricing and may also affect how our licensed products are covered and reimbursed. A number of states have adopted or are considering various pricing actions, such as those requiring pharmaceutical manufacturers to publicly report proprietary pricing information, limit price increases or place a maximum price ceiling or cap on certain products. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be impacting industry pricing decisions.

We expect continued significant focus on health care and drug pricing legislation. There have been, and likely will continue to be, legislative and regulatory proposals at the U.S. federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. Additionally, third-party payors, including governmental payors, managed care organizations and private health insurers, are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our licensed products,
●	if our Licensors obtain regulatory approvals;
●	our ability to set a price or obtain reimbursement that we believe is fair for our licensed products;
●	our ability to generate revenues and achieve or maintain profitability; and
●	the level of taxes that we are required to pay.

Any denial or reduction in reimbursement from Medicare or other programs or governments may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

To date, we have a relatively short history of sales of our licensed products in the United States.

We have limited relatively short history of sales of our licensed products to date. The Biofrontera Group, including Biofrontera as a wholly owned subsidiary of Biofrontera AG at the time, launched the commercialization of Ameluz® and the RhodoLED® lamp for actinic keratosis in the United States in October 2016 and we have a limited history of marketing our licensed products in the United States. In addition, we began marketing the drug Xepi® in the United States following our acquisition of Cutanea in March 2019 and have a limited history of marketing Xepi® in the United States. While our licensed products have gained acceptance in the markets we serve, our licensed products may never generate substantial revenue or profits for us. We must establish a larger market for our licensed products and build that market through marketing campaigns to increase awareness of, and confidence by doctors in, our licensed products. We expect this to continue to be even more challenging in the near term as a result of current measures and regulations implemented by governments worldwide in an attempt to control the COVID-19 pandemic, which may lead to declining demand in some of our markets in the foreseeable future for our licensed products as different priorities for medical treatments emerge, thereby causing a delay of actinic keratosis treatment for most patients. If we are unable to expand our current customer base and obtain market acceptance of our licensed products, our operations could be disrupted and our business may be materially adversely affected. Even if we achieve profitability, we may not be able to sustain or increase profitability.

Competing products and future emerging products may erode sales of our licensed products.

Reimbursement issues affect the economic competitiveness of our licensed products as compared to other therapies. See “—Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.”

Our industry is subject to rapid, unpredictable and significant technological change and intense competition. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are safer, more effective or more desirable than our licensed products. Many of our competitors have substantially greater financial, technical and marketing resources than we have. In addition, several of these companies have significantly greater experience than we or our Licensors do in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals to market products for health care, and marketing healthcare products.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

We cannot guarantee that new drugs or future developments in drug technologies will not have a material adverse effect on our business. Increased competition could result in price reductions, lower levels of government or other third-party reimbursements, failure to achieve market acceptance and loss of market share, any of which could adversely affect our business, results of operations and financial condition. Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technologies obsolete or less advantageous.

We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively. We also must compete with existing treatments, such as simple curettage and cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.

The pharmaceutical and medical device industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products that are able to achieve similar or better results for the treatment of actinic keratosis. We expect that our future competitors will include mostly established pharmaceutical companies, such as Sun Pharma (DUSA) and Galderma. Most of our competitors have substantially greater financial, technical and other resources, such as larger research and development staffs and experienced marketing and manufacturing organizations and well-established sales forces. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

Our competitors may succeed in developing, acquiring or licensing products that are more effective or less costly than our licensed products and product candidates. In addition, our licensed products compete with other therapies, such as simple curettage and, particularly in the United States, cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.

If we are not able to compete effectively with the competitors and competing therapies, we may lose significant market share in the relevant markets, which could have a material adverse effect on our revenue, results of operations and financial condition.

If we are unable to maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell our licensed products, we may be unable to generate revenue growth.

In order to grow the market for our licensed products, especially a newer licensed product like Xepi®, we must continue to build our marketing, sales and distribution capabilities in the United States. The development and training of our sales force and related compliance plans to market our licensed products are expensive and time consuming and can potentially delay the growth of sales of our licensed products. In the event we are not successful in expanding our marketing and sales infrastructure, we may not be able to successfully grow the market our licensed products, which would limit our revenue growth.

The U.S. market size for Ameluz® for the treatment of actinic keratosis may be smaller than we have estimated.

The public data regarding the market for actinic keratosis treatments in the United States may be incomplete. Therefore some of our estimates and judgments are based on various sources which we have not independently verified and which potentially include outdated information, or information that may not be precise or correct, potentially rendering the U.S. market size for treatment of actinic keratosis with Ameluz® smaller than we have estimated, which may reduce our potential and ability to increase sales of Ameluz® and revenue in the United States. Although we have not independently verified the data obtained from these sources, we believe that such data provide the best available information relating to the present market for actinic keratosis treatments in the United States, and we often use such data for our business and planning purposes.

If our Licensors face allegations of noncompliance with the law and encounter sanctions, their reputation, revenues and liquidity may suffer, and our licensed products could be subject to restrictions or withdrawal from the market.

Any government investigation of alleged violations of the law could require our Licensors to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from our licensed products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from our product sales, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Even if our Licensors obtain regulatory approvals for our licensed products, or approvals extending their indications, they may not gain market acceptance or become widely accepted among hospitals, physicians, health care payors, patients and others in the medical community.

In May 2016, Biofrontera Bioscience received approval from the FDA to market in the United States. Ameluz® in combination with photodynamic therapy using the BF-RhodoLED® lamp for lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We launched the commercialization of Ameluz® and the BF-RhodoLED® lamp for actinic keratosis in the United States in October 2016. Even with regulatory approval, Ameluz® may not receive wide acceptance among hospitals, physicians, health care payors, patients and others in the medical community. In addition, Xepi® received approval from the FDA in 2017 and may not gain market acceptance over time. Market acceptance of any of our licensed products depends on a number of factors, including:

●	the clinical indications for which they are approved, including any restrictions placed upon the product in connection with its approval, such as patient registry or labeling restriction;
●	the product labeling, including warnings, precautions, side effects, and contraindications that the FDA or other regulatory authorities approve;
●	the potential and perceived advantages of our product candidates over alternative products or therapies;
●	relative convenience and ease of administration;
●	the effectiveness and compliance of our sales and marketing efforts;
●	acceptance by major operators of hospitals, physicians and patients of our licensed products or candidates as a safe and effective treatment;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	any Risk Evaluation and Mitigation Strategy that the FDA might require for our drug product candidates;
●	the timing of market introduction of our licensed product or product candidates as well as competitive products;
●	the perceived advantages of our licensed products over alternative treatments;
●	the cost of treatment in relation to alternative products; and
●	the availability of adequate reimbursement and pricing by third party payors and government authorities, including any conditions for reimbursement required by such third-party payors and government authorities.

If our licensed products and product candidates are approved, and/or receive label extensions, but fail to achieve market acceptance among physicians, patients, payors, or others in the medical community in the United States, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

With respect to our licensed products, we may be subject to healthcare laws, regulation and enforcement. Our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

We may be subject to additional healthcare regulation and enforcement by the U.S. federal government and by authorities in the United States. Such U.S. laws include, without limitation, state and federal anti-kickback, federal false claims, privacy, security, financial disclosure laws, anti-trust, Physician Payment Sunshine Act reporting, fair trade regulation and advertising laws and regulations. Many states and other jurisdictions have similar laws and regulations, some of which are broader in scope. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal, state or other healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Increased Health and Human Services, Office of Inspector General (OIG), scrutiny on the sale of products through specialty pharmacies or through physician practices by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our licensed products based on risk of enforcement upon ourselves or our buyers. The OIG continues to make modifications to existing Anti-Kickback Statute, or AKS, safe harbors which may increase liability and risk for our company as well as adversely impact sales relationships. On November 20, 2020, OIG issued the final rule for Safe Harbors under the Federal AKS. This new final rule creates additional safe harbors including ones pertaining to patient incentives. OIG is able to modify safe harbors as well as regulatory compliance requirements which could impact out business adversely.

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. Certain states also mandate the tracking and require reporting of gifts, compensation, and other remuneration paid by us to physicians and other health care providers.

In September 2010, OIG issued a Special Advisory Bulletin to notify drug manufacturers that OIG intended to pursue enforcement actions against drug manufacturers that failed to submit timely average manufacturer price, or AMP, and average sales price, or ASP, information. The Medicaid Drug Rebate Program requires manufacturers to enter into and have in effect a national rebate agreement with the Secretary of Health and Human Services in order for Medicaid payments to be available for the manufacturer’s covered outpatient drugs. Companies with such rebate agreements are required to submit certain drug pricing information to CMS, including quarterly and monthly pricing data. There has been an increased level of federal enforcement against drug manufacturers that have failed to provide timely and accurate pricing information to the government. Since September 2010, OIG has settled 13 cases against drug manufacturers relating to drug price reporting issues, totaling approximately $18.5 million. We expect continued enforcement directed at companies that fail to make accurate and timely price reports. If we were found to make the required pricing disclosures, we could incur significant expense and delay.

A recall of our licensed drug or medical device products, or the discovery of serious safety issues with our licensed drug or medical device products, could have a significant negative impact on us.

The FDA and other relevant regulatory agencies have the authority to require or request the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of our licensed products would divert managerial and financial resources and have an adverse effect on our and our Licensors’ reputation, financial condition and operating results, which could impair our or our Licensors’ ability to market, sell or produce our licensed products in a cost-effective and timely manner.

Further, under the FDA’s medical device reporting, or MDR, regulations, our Licensors are required to report to the FDA any event which reasonably suggests that our licensed product may have caused or contributed to a death or serious injury or in which our licensed product malfunctioned and, if the malfunction of the same or similar device marketed by us were to recur, would likely cause or contribute to death or serious injury. The FDA also requires reporting of serious, life-threatening, unexpected and other adverse drug experiences and the submission of periodic safety reports and other information. Product malfunctions or other adverse event reports may result in a voluntary or involuntary product recall and other adverse actions, which could divert managerial and financial resources, impair our and our Licensors’ ability to market, sell or manufacture our licensed products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results.

Any adverse event involving our licensed products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our Licensors’ time and capital, distract our Licensors’ management from operating their business and may harm our and our Licensors’ reputation and financial results as well as threaten our marketing authority for such products.

Our licensed medical device product, the RhodoLED® lamp, is subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

The medical device industry in the United States is regulated extensively by governmental authorities, principally the FDA and corresponding state agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our and our Licensors’ business, including:

●	product design and development;
●	pre-clinical and clinical testing and trials;
●	product safety;
●	establishment registration and product listing;
●	distribution;
●	labeling, manufacturing and storage;
●	pre-market clearance or approval;
●	advertising and promotion;
●	marketing, manufacturing, sales and distribution;
●	relationships and communications with health care providers;
●	adverse event reporting;
●	market exclusivity;
●	servicing and post-market surveillance; and
●	recalls and field safety corrective actions.

We are working to commercialize a new lamp, the “RhodoLED® XL,” which was approved by the FDA on October 21, 2021 and allows use of Ameluz® on more distant Actinic Keratosis lesions. Management believes that this new lamp, could provide new business growth opportunities for our company. In the United States, according to FDA guidance, products for PDT, such as Ameluz® gel and its corresponding lamp(s), must be approved as combination products that cover both the drug and the lamp. In May 2016, the Biofrontera Group (which included Biofrontera prior to our initial public offering) received approval from the FDA to market in the United States Ameluz® in combination with photodynamic therapy using the BF-RhodoLED® lamp for lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. The applicable office of the FDA has determined that if the Ameluz Licensor develops a new lamp to be used with Ameluz®, beyond the existing approved RhodoLED® lamp series, the Ameluz Licensor must seek a new approval utilizing the “New Drug Application” procedure. As part of a drug/device combination, the lamp is by definition classified as a class III medical device and as such requires a premarket approval, or PMA, by the FDA. A new lamp will also require changes in the “Prescribing Information” of the drug. If the Ameluz Licensor develops this new lamp, once the Ameluz Licensor’s PMA application is submitted to the FDA as part of this approval process, it may take more than six months, plus, if needed, time required to answer questions or provide additional data. Prior to submission, the Ameluz Licensor will need to perform final tests on the lamp prototype, including technical tests by a certified laboratory and a usability study. During the process, there is a risk that the FDA might ask for additional tests or even clinical trials, and there is no assurance that the Ameluz Licensor will be able to satisfy the FDA’s requests for additional tests or trials in a timely manner, or at all, and there is no assurance that the Ameluz Licensor will be able to develop this new lamp, or obtain approval to use it in the United States for PDT treatment of actinic keratosis in combination with Ameluz®.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	the Biofrontera Group’s inability to demonstrate that its products are safe and effective for their intended uses or substantially equivalent to a predicate device;
●	the data from the Biofrontera Group’s clinical trials may not be sufficient to support clearance or approval; and
●	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA and other regulatory authorities may change their respective clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our licensed products under development or impact our ability to modify our currently cleared or approved products on a timely basis.

Any delay in, or failure to receive or maintain, clearance or approval for such products under development that we expect to license could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and comparable foreign regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny of us, could dissuade some customers from using our licensed products and adversely affect our reputation and the perceived safety and efficacy of our licensed products.

Failure to comply with applicable regulations could jeopardize our ability to sell our licensed products and result in enforcement actions against our Licensors such as fines, civil penalties, injunctions, warning letters, Form 483 reports, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and operating results.

As a result of our IT infrastructure, we are subject to governmental regulation and other legal obligations in the EU and European Economic Area, or EEA, related to privacy, data protection and data security and, as a result of our sales in California, the California Consumer Privacy Act (CCPA). Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security in the EU and eventually in the EEA, including Regulation 2016/679, known as the GDPR. The GDPR applies extraterritorially and implements stringent operational requirements for controllers and processors of personal data. New global privacy rules are being enacted and existing ones are being updated and strengthened. We are likely to be required to expend capital and other resources to ensure ongoing compliance with these laws and regulations.

Complying with these numerous, complex and often changing regulations is expensive and difficult. Failure by us, any partners, our service providers, or our employees or contractors to comply with the GDPR could result in regulatory investigations, enforcement notices and/or fines of up to the higher of €20 million or up to 4% of our total worldwide annual revenue. In addition to the foregoing, a breach of privacy laws or data security laws, particularly those resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition.

As a data controller, we are accountable for any third-party service providers we engage to process personal data on our behalf. We attempt to mitigate the associated risks by performing security assessments and due diligence of our vendors and requiring all such third-party providers with data access to sign agreements and obligating them to only process data according to our instructions and to take sufficient security measures to protect such data. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

Where we transfer personal data of EU citizens or anyone residing in the EU out of the EU and EEA, we do so in compliance with the relevant data export requirements from time to time. There is currently ongoing litigation challenging the commonly used transfer mechanism, the EU Commission approved model clauses. On July 16, 2020, the Court of Justice of the European Union, or CJEU, issued a judgment which annulled, without granting a grace or transition period, the European Commission’s Decision (EU) 2016/1250 of July 12, 2016 on the adequacy of the protection provided by the U.S. Privacy Shield (a mechanism for complying with data protection requirements when transferring personal data from the EU to the United States). Accordingly, such framework is not a valid mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EU. The same decision also cast doubt on the viability of one of the primary alternatives to the U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, as a vehicle for such transfers in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the Standard Contractual Clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses, and the law in this area remains dynamic. These changes may require us to find alternative bases for the compliant transfer of personal data outside the EEA and we are monitoring developments in this area.

We are also subject to evolving European privacy laws on cookies and on e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the greater of €20 million or 4% of total worldwide annual revenue. While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process.

The GDPR is directly applicable in each EU Member State, however, it provides that EU Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of personal data; defines for the first time pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.

California recently enacted the California Consumer Privacy Act, or CCPA, which will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information, which went into effect on January 1, 2020. This Act also applies to any information of certain patients that a drug company may possess. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted in the years to come. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Noncompliance with CCPA could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with specialized scientific and technical skills. We are highly dependent on our management, scientific, medical and operations personnel, including Erica Monaco, our Chief Executive Officer, and Prof. Dr. Hermann Lübbert, our Executive Chairman. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us on short notice. Although we have, or are in the process of negotiating, employment agreements with our key employees, these employees could leave our employment at any time, with certain notice periods. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel and sales representatives.

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, our ability to commercialize our licensed products will be limited.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices in the United States as well as in any other jurisdictions where we conduct our business. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, inability to obtain product approval and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We will need to grow the size of our organization and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 69 employees.  In the longer term, as our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating existing or additional employees; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize and market our licensed products will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to commercialize our licensed products and, accordingly, may not achieve our commercialization goals.

Due to our ongoing assessment of the size of the required sales force, we may be required to hire substantially more sales representatives to adequately support the commercialization and marketing of our licensed products or we may incur excess costs as a result of hiring more sales representatives than necessary. We may be competing with companies that currently have extensive and well-funded marketing and sales operations.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems and those of our current and future contract and research organizations, or CROs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our licensed products and product candidates could be delayed.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our licensed products.

We face an inherent risk of product liability as a result of the clinical testing of our licensed products and face an even greater risk if we commercialize our licensed products on a larger scale. For example, we may be sued if our licensed products allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing; defects in design; a failure to warn of dangers inherent in the product, negligence, strict liability; and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our licensed products and product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	costs to defend litigation and other proceedings;
●	a diversion of management’s time and our resources;
●	decreased demand for our licensed products;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	substantial monetary awards to trial participants or patients;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize our licensed products; and
●	a decline in our share price.

We currently maintain product liability insurance. If such insurance is not sufficient, or if we are not able to obtain such insurance at an acceptable cost in the future, potential product liability claims could prevent or inhibit the commercialization of our licensed products and the products we license in the future. A successful claim could materially harm our business, financial condition or results of operations. Additionally, we cannot guarantee that continued product liability insurance coverage will be available in the future at acceptable costs.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We do business with Licensors in a number of countries throughout the world. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, directors, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and the European Union Anti-Corruption Act, as well as trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions and might adversely affect our results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

Our licensed products will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.

Our licensed drug products Ameluz® and Xepi® and any other drug products we license or acquire will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping, submission of safety and other post-market approval information, importation and exportation. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements and the requirements of other similar regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP requirements.

Accordingly, we rely on our Licensors to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Our Licensors will also be required to report certain adverse reactions and production problems, if any, to the FDA and other similar regulatory authorities and to comply with certain requirements concerning advertising and promotion for our licensed products and potential products.

If a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated or unacceptable severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product, including requiring withdrawal of the product from the market. If our licensed products or potential products fail to comply with applicable regulatory requirements, a regulatory authority may, among other actions against our Licensors or applicable third parties:

●	issue warning letters or Form 483 (or similar) notices requiring our Licensors or applicable third parties to modify certain activities or correct certain deficiencies;
●	require product recalls or impose civil monetary fines;
●	mandate modifications to promotional materials or require our Licensors to provide corrective information to healthcare practitioners;
●	require our Licensors or applicable third parties to enter into a consent decree or permanent injunction;
●	impose other administrative or judicial civil or criminal actions, including monetary or other penalties, or pursue criminal prosecution;
●	withdraw regulatory approval;
●	refuse to approve pending applications or supplements to approved applications filed by our Licensors;
●	impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products.

To the extent that such adverse actions impact our rights under our license and supply agreements or otherwise restrict our ability to market our licensed products, they could adversely impact our business and results of operation.

Generic manufacturers may launch products at risk of patent infringement.

If other manufacturers launch products to compete with our licensed products or product candidates in spite of our Licensors’ patent position, these manufacturers would likely erode our market and negatively impact our sales revenues, liquidity and results of operations.

Risks Related to Our Financial Position and Capital Requirements

We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.

We have incurred losses in each year since inception. Our net loss for the fiscal years ended December 31, 2021 and December 31, 2020 was $37.7 million and $11.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $78.9 million.

Our ability to become profitable depends on our ability to further commercialize our principal licensed product Ameluz®. Even if we are successful in increasing our licensed product sales, we may never achieve or sustain profitability. In the long term, we anticipate increasing our sales and marketing expense as we attempt to exploit the regulatory approvals to market Ameluz® in the United States for the photodynamic therapy treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. There can be no assurance that our sales and marketing efforts will generate sufficient sales to allow us to become profitable. Moreover, because of the numerous risks and uncertainties associated with commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We cannot rule out the possibility that we may engage in additional equity or debt financing in the future, which could dilute the voting rights of stockholders and the value of their shares. If we are unable to achieve profitability over time or to obtain additional equity or debt financing in such a scenario, this would have a material adverse effect on our financial condition.

If we fail to obtain additional financing, we may be unable to pursue our plans for strategic growth, including completing the commercialization of Xepi® and other products we may license.

Our operations have consumed substantial amounts of cash since inception. Going forward, we expect that we will require significant funds in order to pursue our plans for strategic growth, including completing the commercialization of the drug Xepi®, the rights to which we acquired in March 2019 through our purchase of Cutanea, and the subsequent merger of Biofrontera and Cutanea.

Through December 31, 2021, we received an aggregate of $41.7 million, including $14.9 million from a sale of common stock in our IPO, $13.6 million from a private placement, and $13.2 million from warrants exercised for common stock. We believe with the funds available from these transactions that we will have sufficient funds to support the operating, investing, and financing activities of the Company through at least twelve months from the date of the issuance of this Form 10-K.  However, changing circumstances may cause us to consume capital significantly faster than currently anticipated, and we may need to spend more money than currently expected because of circumstances beyond our control. In addition, if we choose to take significant steps towards the realization during the current fiscal year of longer-term goals for our strategic growth, we may need to raise additional capital through debt or equity financing in order to complete those steps during the current fiscal year. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the effects of competing technological and market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the cost of establishing or maintaining sales, marketing and distribution capabilities for Ameluz® photodynamic therapy or other licensed products or potential products in the United States; and
●	the impact of COVID-19 on our licensor’s clinical trials, the timing of regulatory approvals obtained by our Licensors, demand for our licensed products, our ability to market and sell our licensed products and other matters.

We cannot be certain that additional funding for any purpose will be available to us on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts and on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization of our licensed products or other plans for strategic growth. We also could be required to license our rights to our licensed products and product candidates to third parties on unfavorable terms. In addition, any equity financing would likely result in dilution to holders of our securities, and any debt financing would likely involve significant cash payment obligations and include restrictive covenants that may restrict our ability to operate our business.

Any of the above events could prevent us from realizing business opportunities or prevent us from growing our business or responding to competitive pressures, which could have a material adverse effect on our business, prospects, financial condition and/or results of operations and could cause the price of our shares to decline.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Under the Share Purchase and Transfer Agreement dated March 25, 2019 (as amended, the “Share Purchase Agreement”), by and among Biofrontera Newderm LLC, Biofrontera AG, Maruho Co., Ltd. and Cutanea, pursuant to which Biofrontera Newderm Inc. LLC, a wholly owned subsidiary of Biofrontera Inc., acquired Cutanea from Maruho Co., Ltd., we are required to repay to Maruho Co., Ltd., $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 in start-up costs that Maruho Co., Ltd. paid to us, in connection with such acquisition (not to exceed $7.3 million in the aggregate).

Our indebtedness could have significant adverse consequences, including:

●	requiring us to dedicate a portion of our cash to the payment of interest and principal, reducing money available for working capital, capital expenditure, product development and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	increasing the risk of dilution to the holders of our shares in the event any of these bonds are exercised for or converted into our ordinary shares;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, including changes arising as a result of the COVID-19 pandemic; and
●	placing us at a competitive disadvantage to competitors that are better capitalized than we are.

We may not have sufficient funds and may be unable to arrange for additional financing to pay the amounts due under our existing debt obligation to Maruho Co. Ltd. under the terms of such Share Purchase Agreement, and which must be repaid if certain profits from the sale of Cutanea products the Biofrontera Group agreed to share with Maruho are less than the amount of such start-up costs.

We may also engage in debt financing in the future. Failure to make payments or comply with covenants under such debt could result in an event of default and acceleration of amounts due. If an event of default occurs and the lender or lenders accelerate the amounts due, we may not be able to make accelerated payments, and such lenders could file suit against us to collect the amounts due under such obligations or pursue other remedies. In addition, the covenants under such debt obligations could limit our ability to obtain additional debt financing. If we are unable to satisfy such debt obligations it could have material adverse effect on our business, prospects, financial condition and/or results of operations.

Risks Related to Corporate Governance, Including Being a Public Company

We have identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we are unable to remediate this weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audits of our financial statements as of and for the years ended December 31, 2020 and December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness we identified pertains to management’s review of work performed by specialists; as the Company’s management review control over information provided to and produced by a third-party specialist was not sufficiently precise to identify errors in the valuation of an intangible asset. Specifically, as part of the initial valuation of an intangible asset in connection with the Cutanea acquisition we failed to identify a computational error within the valuation model for the Xepi® intangible asset. In addition, in 2021 an error in the valuation of the same intangible asset was identified relating to insufficient information being provided to the third-party specialist in connection with an impairment assessment.

While we have taken steps to enhance our internal control environment and continue to address the underlying cause of the material weakness with the implementation of additional controls including those designed to strengthen our review and validation of the work product from third-party service providers, the steps we have taken to date were not sufficient to remediate this material weakness or to avoid the identification of material weaknesses in the future. We will monitor the effectiveness of our remediation plan and will make changes we determine to be appropriate. As a result, management has concluded that the material weakness was not fully remediated as of December 31, 2021.

We are still in process of remediating this material weakness as of December 31, 2021. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We have already begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 and anticipate we will be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur additional legal, accounting and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, and although we have accounting and finance staff with appropriate public company experience and technical accounting knowledge, we may need to hire additional consultants or staff to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting are effective. For example, in connection with the audits of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. See “—We have identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid additional material weaknesses or significant deficiencies in our internal controls over financial reporting in the future. Any failure to maintain effective internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

In addition, effective disclosure controls and procedures enable us to make timely and accurate disclosure of financial and non-financial information that we are required to disclose. As a public company, if our disclosure controls and procedures are ineffective, we may be unable to report our financial results or make other disclosures accurately on a timely basis, which could cause our reported financial results or other disclosures to be materially misstated and result in the loss of investor confidence and cause the market price of our securities.

We are an emerging growth company and a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election.

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the closing of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three fiscal years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the prior the end of our second fiscal quarter ending December 31st of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior to the end of our second fiscal quarter ending December 31st of each year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Our Securities and Ownership of Our Common Stock

As of December 31, 2021, Biofrontera AG beneficially owns 46.8% of our outstanding shares of common stock and will be able to exert significant control over matters subject to stockholder approval, and its interests may conflict with ours or other stockholders’ in the future

As of December 31, 2021, Biofrontera AG beneficially owns in the aggregate approximately 46.8% of our outstanding voting stock and will continue to exert significant influence on the company. In addition, Biofrontera AG’s beneficial ownership would be further reduced by the exercise of any of the 4,349,537 outstanding warrants issued in connection with our initial public offering. However, it would likely continue to have a significant portion (and perhaps even a majority) of the voting power in a shareholder meeting. As a result, Biofrontera AG will have the ability to significantly influence us through this ownership position. Biofrontera AG may be able to determine all matters requiring stockholder approval. For example, Biofrontera AG may be able to control elections of directors, amendments of our organizational documents, our financing and dividend policy and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Moreover, because of the significant ownership position held by Biofrontera AG and our classified board structure, new investors may not be able to effect a change in the Company’s business or management, and therefore, stockholders would be subject to decisions made by management and Biofrontera AG.

Biofrontera AG’s interests may differ from our interests and the interests of our other stockholders, and therefore actions Biofrontera AG takes with respect to us, as a significant shareholder, including under the Ameluz LSA, may not be favorable to us or our public stockholders. For a discussion of the risks related to our license agreement with Biofrontera AG, see “Risks Related to the License and Supply Agreements and Our Licensed Products.”

Furthermore, Biofrontera AG is a public company with a comparatively low amount of shares that are regularly traded and several shareholders who each hold a significant stake in Biofrontera AG. Any of these shareholders may exert their influence on Biofrontera AG by voting in favor of proposals that are in their individual interest or electing members to Biofrontera AG’s supervisory board who could act to align Biofrontera AG’s actions with the interests of such shareholders. Under German law, company management must obtain the consent of the supervisory board for certain actions. Since 2017, several legal actions have been filed by one of Biofrontera AG’s significant shareholders opposing resolutions passed at the shareholders’ meetings, including actions for annulment and rescission of resolutions related to financing transactions undertaken by Biofrontera AG and they could seek to cause Biofrontera AG to take actions as our significant shareholder that no longer support our strategy as set forth in this Form 10-K and may be contrary to the interests of our other stockholders.

If Biofrontera AG sells a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

Although Biofrontera AG holds less than the majority of the voting power of our common stock, it may still exert a controlling influence over us, since many shares of our common stock are held by retail investors who may not vote at shareholder meetings. The ability of Biofrontera AG to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock held by our other stockholders, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to Biofrontera AG on its private sale of our common stock. Additionally, if Biofrontera AG privately sells its controlling equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Biofrontera AG sells a controlling interest in our company to a third party, our indebtedness may be subject to acceleration, and our other commercial agreements and relationships, including any remaining agreements with Biofrontera AG, could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our business, financial condition and results of operations.

Provisions of our outstanding warrants could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our certificate of incorporation and our bylaws, certain provisions of our outstanding warrants could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of our outstanding warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Our share price may be volatile, and you may be unable to sell your shares and/or warrants at or above the offering price.

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	the success of existing or new competitive products or technologies;
●	regulatory actions with respect to Ameluz®, the BF-RhodoLED® lamp (and its successors) or Xepi® or our competitors’ products;
●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
●	announcements of innovations by us, our Licensors or our competitors;
●	overall conditions in our industry and the markets in which we operate;
●	market conditions or trends in the biotechnology industry or in the economy as a whole;
●	addition or loss of significant healthcare providers or other developments with respect to significant healthcare providers;
●	changes in laws or regulations applicable to Ameluz®, the BF-RhodoLED® lamp (and its successors) or Xepi®;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us, our Licensors or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	issuance of new or updated research or reports by securities analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	disputes or other developments related to the patents covering our licensed products, and our Licensors’ ability to obtain intellectual property protection for our licensed products;
●	security breaches;
●	litigation matters;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and
●	general economic and market conditions.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We had 17,104,749 shares of common stock outstanding as of December 31, 2021, of which 9,104,749 shares are freely tradable without restrictions or further registration required under the Securities Act. The remaining 8,000,000 million shares are currently unregistered and held by Biofrontera AG.

Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of [March 31], 2022, we have a total of 4,349,537  outstanding warrants which may each be exercised for one share of our common stock. All of the shares issuable upon exercise of the warrants have been registered on effective registration statements and therefore, when issued, will be freely tradable without restriction or further registration required under the Securities Act. Any shares of our common stock issued upon exercise of outstanding warrants will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our marketing efforts;
●	any litigation, including intellectual property infringement lawsuits related to our licensed products, in which we may become involved;
●	regulatory developments affecting Ameluz®, the BF-RhodoLED® lamp (and its successors) or Xepi®;
●	our execution of any licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
●	the timing of milestone payments under our existing license agreements; and
●	the level of underlying demand for Ameluz® and Xepi® and customers’ buying patterns.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.

In the future, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees, consultants and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans or the Unit Purchase Option, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. For more information, see the section of this Form 10-K captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contains provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, we are subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers, employees or our stockholders;
●	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Consequently, the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Our amended and restated certificate of incorporation will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. The Supreme Court of the State of Delaware has held that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the provision should be enforced in a particular case, application of the provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

By becoming a stockholder in our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
●	we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

The Pre-funded Warrants and Purchase Warrants are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

Under U.S. GAAP, we are required to evaluate the warrants to determine whether they should be accounted for as a warrant liability or as equity. At each reporting period (1) the accounting treatment of the warrants will be reevaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the warrants will be re-measured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement of operations. Such accounting treatment may adversely affect the market price of our securities. In addition, changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the warrant liability. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments in each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

As of the date of this Form 10-K, no Pre-funded Warrants (as defined below) remain outstanding, however for our accounting for the period ended December 31, 2021, we have concluded that the Pre-funded Warrants contain provisions requiring liability classification. Therefore, we are accounting for the Pre-funded Warrants as a warrant liability at fair value upon issuance through the exercise of the Pre-funded Warrants in December 2021 and recorded changes in fair value as of the end of the reporting period.

Although the warrants issued in connection with our initial public offering, which are listed on The Nasdaq Capital Market, do not contain the same provisions as the Pre-funded Warrants and, therefore, are accounted for as equity; the Purchase Warrants (as defined below) do have the same provisions as the Pre-funded Warrants. Therefore, we are currently accounting for the Purchase Warrants as a warrant liability at fair value upon issuance and will continue to do so for each reporting period in which the Purchase Warrants contain the applicable provisions. As of the date of this Form 10-K, no Purchase Warrants have been exercised and 2,857,143 Purchase Warrants remain outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities” for more information on the Pre-funded Warrants and Purchase Warrants.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Woburn, Massachusetts, where we lease approximately 16,128 square feet under a lease agreement that has an initial term expiring in September 2025.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We were recently involved in litigation with DUSA, in which DUSA has alleged patent infringement, trade secret misappropriation, tortious interference with contractual relations and deceptive and unfair trade practices. We entered into a settlement and release agreement with DUSA on November 29, 2021. See “Risk Factors— Risks Related to the License and Supply Agreements and Our Licensed Products— Third party claims of intellectual property infringement may affect our ability to sell our licensed products and may also prevent or delay our Licensors’ product discovery and development efforts” for additional details regarding the history of litigation with DUSA and details of the settlement. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

We are not currently a party, and our property is not subject to, any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market, under the symbol “BFRI,” and our warrants are traded on the NASDAQ Capital Market, under the symbol “BFRIW.”

Holders

As of December 31, 2021, there were approximately 2 holders of record of our common stock.   Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the operation of our business and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plan is contained under the caption “Securities Authorized for Issuance Under Equity Compensation Plan” in Item 12 of this Form 10-K, which information under such caption is incorporated herein by reference.

Recent Sales of Unregistered Securities

On November 29, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which we agreed to sell in a private placement at an aggregate purchase price of approximately $15,000,000, (i) 1,350,000 shares of our common stock, (ii) a common stock purchase warrant (the “Purchase Warrant”) to purchase up to 2,857,143 shares of our common stock and (iii) a pre-funded common stock purchase warrant (the “Pre-Funded Warrant”) to purchase up to 1,507,143 shares of our common stock. Each of the Purchaser Warrant and Pre-Funded Warrant are currently exercisable and have a term of exercise equal to five (5) years with an exercise price of: (a) $5.25 per share with respect to the Purchaser Warrant and (b) a nominal exercise price of $0.0001 per share with respect to the Pre-Funded Warrant. The combined purchase price for one Share and one Purchaser Warrant was $5.25 and the combined purchase price for one Pre-Funded Warrant and one Purchaser Warrant was $5.24.

The Purchaser has contractually agreed to restrict its ability to exercise the Purchaser Warrant and the Pre-Funded Warrant such that the number of shares of the Company’s common stock held by the Purchaser and its affiliates after such exercise does not exceed either 4.99%, in the case of the Purchaser Warrant, or 9.99%, in the case of the Pre-Funded Warrant, of the then issued and outstanding shares of the Company’s common stock. The Purchaser may increase or decrease these limitations upon notice to the Company, but in no event will any such limitation exceed 9.99%.

Pursuant to a registration rights agreement between us and the Purchaser, we filed a registration statement on Form S-1, which became effective on December 23, 2021, registering the offering and resale, from time to time, by the Purchaser of up to 5,714,286 shares of our common stock which includes 1,350,000 shares of our common stock issued in the private placement and 4,364,286 shares issuable upon the exercise of outstanding warrants acquired in the private placement.

Issuer Purchases of Equity Securities

There were no repurchases made by us, or on our behalf, of shares of our common stock during the year ended December 31, 2021.

Use of Proceeds

On October 28, 2021, our registration statement on Form S-1 (File No. 333-257722) relating to the initial public offering (“IPO”) of our common stock became effective. In the IPO, we issued 3,600,000 units (each consisting of (i) one share of our common stock, par value $0.001 per share and (ii) one warrant entitling the holder to purchase one share of our common stock at an exercise price of $5.00 per share) at an initial offering price of $5.00 per unit. The warrants issued in the IPO are immediately exercisable upon issuance and are exercisable for a period of five years after the issuance date. The shares and warrants were issued separately in the IPO and may be transferred separately immediately upon issuance. The underwriters exercised in full their option to purchase up to an additional 540,000 warrants to purchase one share of our common stock to cover over-allotments. We received net proceeds from the IPO of $14.9 million after deducting underwriting discounts and commissions and offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. Roth Capital Partners, LLC and The Benchmark Company, LLC acted as joint book-running managers. The offering commenced on October 28, 2021 and did not terminate until the sale of all of the units offered.

Proceeds received were used for working capital and general corporate purposes.   There has been no material change in the planned use of proceeds from the IPO of our common stock from that described in the Prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section contains statements that are not statements of historical fact and are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievement to differ materially from anticipated results, performance, or achievement, expressed or implied in such forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks and uncertainties at the beginning of this Form 10-K and under the sections captioned “Business” and “Risk Factors.” The following discussion should also be read in conjunction with the financial statements and the Notes thereto appearing elsewhere in this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.

See Part I, Item 1A, “Risk Factors” of this Form 10-K for list of factors that may cause such differences.

We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Overview

We are a U.S.-based biopharmaceutical company specializing in the commercialization of pharmaceutical products for the treatment of dermatological conditions, in particular, diseases caused primarily by exposure to sunlight that result in sun damage to the skin. Our principal licensed product focuses on the treatment of actinic keratoses, which are skin lesions that can sometimes lead to skin cancer. We also market a topical antibiotic for treatment of impetigo, a bacterial skin infection.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA approved medical device, the BF-RhodoLED® lamp, for photodynamic therapy in the United States for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under the Ameluz LSA. Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the BF-RhodoLED® lamp in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications that the Ameluz Licensor may pursue. We have the authority under the Ameluz LSA in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor, with respect to the indications the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA). However, the Ameluz Licensor does not have any obligation under the Ameluz LSA, as amended, to perform or finance clinical trials to promote new indications beyond those they are currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA). Under the Ameluz LSA, further extensions of the approved indications for Ameluz® photodynamic therapy in the United States are anticipated.

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

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the RhodoLED® lamp for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be a leading photodynamic therapy product, by growing our dedicated sales and marketing infrastructure in the United States;

●	expanding our sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product; and

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the U.S. market through the LSAs with our Licensors.

Our strategic objectives also include further expansion of our product and business portfolio through various methods to pursue selective strategic investment and acquisition opportunities to expand and support our business growth, including but not limited to:

●	in-licensing further products or product opportunities and developing them for the U.S. market;

●	procuring products through asset acquisition from other healthcare companies; and

●	procuring products through share acquisition of some or all shares of other healthcare companies, including the possible acquisition of shares of our former parent company and significant stockholder, Biofrontera AG.

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz®, the RhodoLED® lamp series and Xepi®. Prior to the IPO, we financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in connection with the Intercompany Revolving Loan Agreement with Biofrontera AG. On December 31, 2020, the outstanding principal balance on the intercompany loan was converted into shares of common stock.

On November 2, 2021, we completed an initial public offering (“IPO”) and issued and sold 3,600,000 units (“Units”), each consisting of (i) one share of our common stock, par value $0.001 per share (the “Shares”) and (ii) one warrant of the Company (the “Warrants”) entitling the holder to purchase one Share at an exercise price of $5.00 per Share. In addition, the underwriters exercised in full their option to purchase an additional 540,000 Warrants to cover over-allotments. The Units were sold at a price of $5.00 per Unit, and the net proceeds from the IPO were $14.9 million. In connection with the IPO, the Company also issued to the underwriters Unit Purchase Options to purchase, in the aggregate, (a) 108,000 Units and (b) an additional 16,200 Warrants (relating to the underwriters’ exercise of the over-allotment option in full with respect to the Warrants).

During November and December of 2021, investors exercised their Warrants to purchase a total of 2,647,606 shares of common stock at an exercise price of $5.00 per share, resulting in net proceeds of $13.2 million.

On December 1, 2021, the Company settled the private placement with a single institutional investor pursuant to that certain securities purchase agreement dated November 29, 2021. The Company issued an aggregate amount of approximately $15,000,000 in securities consisting of (i) 1,350,000 shares of our common stock, (ii) a common stock purchase warrant to purchase up to 2,857,143 shares of our common stock and (iii) a pre-funded common stock purchase warrant to purchase up to 1,507,143 shares of our common stock. Each of the common warrant and the pre-funded warrant is exercisable immediately and has a term of exercise equal to five (5) years with an exercise price of: (a) $5.25 per share with respect to the common warrant and (b) a nominal exercise price of $0.0001 per share with respect to the pre-funded warrant. The combined purchase price for one share of common stock and one common warrant was $5.25 and the combined purchase price for one pre-funded warrant and one common warrant was $5.24. Proceeds net of issuance costs were approximately $13.6 million.

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

COVID-19

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, we experienced a significant decline in demand for our licensed products as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. Our revenue was directly affected by the global COVID-19 pandemic starting in mid-March of 2020. From that point on, rising infection rates and the resulting American Academy of Dermatology’s official recommendation to care for patients through remote diagnosis and treatment (telehealth) led to significantly declining patient numbers and widespread, albeit temporary, physician practice closures. Revenue from product sales for the twelve months of 2020 declined by about $7.3 million, or 28.0%, when compared to the same period in 2019. In order to mitigate the risk from COVID-19, we took expedited measures to reduce operating expenses and preserve cash, including headcount reductions, mandatory furloughs, freezing of hiring and discretionary spend, and voluntary salary reductions from the senior leadership. During the COVID-19 pandemic, we focused our sales strategy in the U.S. market on our flagship product Ameluz® and delayed the targeted re-launch to improve the positioning of our licensed product Xepi®.

Due to the above management initiatives, lifting of some of the government restrictions and reopening of our customers’ businesses, our revenue recovered quickly since March 2021. As COVID-19 vaccines started to roll-out to the general public in March 2021, we experienced an increase in patients willing to undergo treatment for actinic keratosis. In the fourth quarter of 2021, we again saw a seasonally strong increase in sales. Revenue from product sales was $24.0 million for the year end December 31, 2021, as compared to $18.8 million for year-end December 31, 2020, indicating a revenue recovery from the global COVID-19 pandemic. Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e. workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product   and of their manufacturer’s (Teligent, Inc.) Chapter 11 bankruptcy filing on October 14, 2021 and in February 2022, Teligent filed a motion to convert the proceedings into a Chapter 7 liquidation. We understand that Ferrer has concluded that whatever the outcome of the bankruptcy or liquidation, whoever acquires the relevant assets of Teligent, Inc. will not continue to manufacture Xepi®. Ferrer is evaluating options for a new contract manufacturer for Xepi®, but the process of engaging one or more new contract manufacturers to replace Teligent, Inc. will require significant time, including the time it will take the new contract manufacturer(s) to reach a level of production to meet our commercial needs. Although we have inventory of Xepi® on hand, we do not expect it will be enough to complete the commercialization of Xepi® in accordance with the originally planned timeline. Due to the uncertainty of supply chain, we expect a delay in shipments of Xepi® for the next 18 months, however, the Company expects Ferrer to perform its obligations under the Xepi LSA to use its commercially reasonable   efforts to qualify an alternative supplier during this period of time. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. After adjusting our forecast due to supply chain issues, we expect our net Xepi revenues impact to be $0.5 million over the next twelve months. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and RhodoLED®.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, RhodoLED® lamps   and Xepi® covered by our exclusive LSAs with our Licensors as described in the section “Business—Commercial Partners and Agreements.” Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

We also generate insignificant related party revenue in connection with an agreement with Biofrontera Bioscience to provide RhodoLED® lamps and associated services for the clinical trials performed by Biofrontera Bioscience.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and RhodoLED® lamps from Biofrontera Pharma GmbH.

Cost of Revenues, Other

Cost of revenues, other, is comprised of purchase costs of our licensed product, Xepi®, third-party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, inventory adjustment due to expiring Xepi® products, as well as sales-based Xepi® royalties.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, as well as medical affairs professionals. Other selling, general and administrative expenses include marketing, trade, and other commercial costs necessary to support the commercial operation of our licensed products and professional fees for legal, consulting and accounting services. Selling, general and administrative expenses also include the amortization of our intangible asset and our legal settlement expenses.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, primarily relate to the services provided by our significant stockholder, Biofrontera AG, for accounting consolidation, IT support, and pharmacovigilance. These expenses were charged to us based on costs incurred plus 6% in accordance with the 2016 Services Agreement. As of December 31, 2021, we entered into the Services Agreement which provides for the execution of statements of work that supersedes the applicable provisions of the 2016 Services Agreement. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including IT and pharmacovigilance support. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) following our initial public offering whether they can or should be obtained from other third-party providers.

Restructuring Costs

We restructured the business of Cutanea and incurred restructuring costs, which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to Aktipak® discontinuation, personnel costs related to the termination of all Cutanea employees, and the winding down of Cutanea’s operations.

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and is re-measured at each reporting date until the contingency is resolved.

Interest Expense, net

Interest expense, net, primarily consists of interest expense incurred under our Revolving Loan Agreement with Biofrontera AG, amortization of the contract asset related to the start-up cost financing from Maruho under the Share Purchase Agreement, and immaterial amounts of interest income earned on our financing of customer purchases of RhodoLED® lamps.

Other Income, net

Other income, net primarily includes (i) reimbursed Share Purchase Agreement costs, (ii) a one-time employee retention credit, or ERC, that we were granted under the CARES Act in 2020, and (iii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020	Change	%Change

Product revenues, net	$24,043	$18,787	$5,256	28.0%
Related party revenues	57	62	(5)	-7.7%
Revenues, net	24,100	$18,849	5,251	27.9%

Operating expenses:
Cost of revenues, related party	12,222	8,313	3,909	47.0%
Cost of revenues, other	520	753	(233)	-30.9%
Selling, general and administrative	36,512	17,706	18,806	106.2%
Selling, general and administrative, related party	697	411	286	69.6%
Restructuring costs	752	1,132	(380)	-33.6%
Change in fair value of contingent consideration	(1,402)	140	(1,542)	-1,101.4%
Total operating expenses	49,301	28,455	20,846	73.3%
Loss from operations	(25,201)	(9,606)	(15,595)	162.3%
Change in fair value of warrant liabilities	(12,801)	-	(12,801)	n/a
Interest expense, net	(344)	(2,869)	2,525	-88.0%
Other income, net	689	1,552	(863)	-55.6%
Loss before income taxes	(37,657)	(10,923)	(26,734)	244.7%
Income tax expenses	56	64	(8)	-12.5%
Net loss	$(37,713)	$(10,987)	$(26,726)	243.3%

Product Revenue, net

Net product revenue was $24.1 million and $18.8 million for 2021 and 2020, respectively, an increase of $5.3 million, or 27.9%. The increase was primarily driven by: (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $4.1 million, and (ii) an increase in the price of Ameluz®, which further increased Ameluz® revenue by $1.3 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $12.2 million and $8.3 million for 2021 and 2020, respectively, an increase of $3.9 million, or 47.0%. $2.8 million of such increase was driven by the increase in Ameluz® product revenue. Cost of Ameluz® is directly correlated to the selling price under the Ameluz LSA. In addition, we received cost reimbursement from the Ameluz Licensor in 2020, which resulted in $1.1 million reduction in cost of revenues, related party during the year ended December 31, 2020.

Cost of Revenues, Other

Cost of revenues, other was $0.5 million and $0.8 million for 2021 and 2020, respectively, a decrease of $0.2 million, or 30.9%. The decrease was primarily driven by the change in Xepi inventory obsolescence of $0.4 million, netted against an increase in logistics distribution expense of $0.2 million. A $0.3 million reserve was recorded for the year ended December 31, 2021 and a $0.4 million reserve was recorded for the year ended December 31, 2020 for Xepi® inventory obsolescence due to product expiry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $36.5 million and $17.7 million for 2021 and 2020, respectively, an increase of $18.8 million, or 106.2%.

The increase was primarily driven by legal settlement expense of $11.3 million and legal expense associated with the settlement of $0.4 million. The increase was further driven by $1.8 million increase in marketing expense as we launched various marketing campaigns for our licensed products. Headcount costs also increased $2.7 million as a result of (i) resumed hiring in 2021 and (ii) higher commission expenses related to improved sales performance. Issuance cost related to the private placement of our stock accounted for $1.4 million. Business insurance increased by $0.4 million for risk management services regarding employment practice liability, fiduciary and service fees and insurance expense while sales force travel and in-person trainings expenses increased $0.5 million. In addition, we incurred franchise tax expense of $0.2 million and stock compensation expense of $0.1 million for the year ended December 31, 2021.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.7 million and $0.4 million for 2021 and 2020, respectively, an increase of $0.3 million or 69.6%.   Related party expense is based on costs incurred by Biofrontera AG plus 6% for services provided to us related to accounting consolidation, IT support and pharmacovigilance. Increase of $0.3 million is mainly related to IT development and quality assurance services. Biofrontera AG provides IT development application services as well as any network issues and hosts Biofrontera, Inc.’s servers.

Restructuring Costs

Restructuring costs were $0.8 million and $1.1 million for 2021 and 2020, respectively, a decrease of $0.4 million, or 33.6%, both of which related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $1.4 million and an increase of $0.1 million for 2021 and 2020, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was an increase of $12.8 million for 2021. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock.

Interest Expense, net

Interest expense, net was $0.3 million and $2.9 million for 2021 and 2020, respectively. The decrease in interest expense was mainly driven by the fact that the intercompany loan was fully converted into common stock at the end of 2020. Interest expense from the straight-line amortization of the contract asset related to start-up cost financing received from Maruho under the Cutanea acquisition purchase agreement was $0.4 million during both periods.

Other Income, net

Other income, net was $0.7 million and $1.6 million in 2021 and 2020, respectively, a decrease of $0.9 million or 55.6%. Decrease is primarily related to the decrease in reimbursed costs under the Share Purchase Agreement with Maruho of $0.6 million. In addition, we were granted a one-time employee retention credit (“ERC”) under CARES Act in the amount of $0.3 million, which was recorded as other income during the year ended December 31, 2020.

Net Income to Adjusted EBITDA Reconciliation for years ended December 31, 2021 and 2020

We define adjusted EBITDA as net income or loss before interest income and expense, income taxes, depreciation and amortization, and other non-operating items from our statements of operations as well as certain other items considered outside the normal course of our operations specifically described below. Adjusted EBITDA is not a presentation made in accordance with GAAP. Our definition of adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Change in fair value of contingent consideration: Pursuant to the Share Purchase Agreement, the profits from the sale of Cutanea products will be shared equally between Maruho and Biofrontera until 2030   The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and is re-measured at each reporting date. We exclude the impact of the change in fair value of contingent consideration as this is non-cash.

Change in fair value of warrant liabilities: The Purchase and Pre-funded Warrants were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

Cost reimbursement from Biofrontera Pharma GmbH: On August 27, 2020, we received $1.5 million cash consideration from Biofrontera Pharma GmbH to support our marketing effort to grow the sales of our licensed products we purchase from Biofrontera Pharma GmbH. Of the $1.5 million, $1.1 million was recorded as a reduction of cost of revenues and the remaining $0.4 million was recorded as a reduction to marketing expense. This cash consideration is one-time and non-operating in nature. We believe that exclusion of this item more closely correlates the reality of our operating performance.

Legal settlement expenses: To measure operating performance, we exclude legal settlement expenses. We do not expect to incur these types of legal expenses on a recurring basis and believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

Expensed issuance costs: To measure operating performance, we exclude the portion of issuance costs allocated to our warrant liabilities. We do not expect to incur this type of expense on a recurring basis and believe the exclusion of these costs allows management and the users of the financial statements to better understand our financial results.

Employee retention credit: We exclude a one-time ERC that we were granted under the CARES Act, which was recorded as other income. We believe that the exclusion of this item allows for more meaningful analysis of operating results.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Net income/(loss)	$(37,713)	$(10,987)
Interest expense, net	344	2,869
Income tax expenses	56	64
Depreciation and amortization	540	562
EBITDA	(36,773)	(7,492)

Change in fair value of contingent consideration	(1,402)	140
Change in fair value of warrant liabilities	12,801	-
Cost reimbursement from Biofrontera Pharma GmbH	-	(1,500)
Legal settlement expenses	11,250	-
Employee retention credit (“ERC”)	-	(299)
Expensed issuance costs	1,383	-
Adjusted EBITDA	$(12,741)	$(9,151)
Adjusted EBITDA margin	-52.9%	-48.5%

Adjusted EBITDA

Adjusted EBITDA decreased from ($9.2) million for the year ended December 31, 2020 to ($12.7) million for the year ended December 31, 2021. Our adjusted EBITDA margin decreased to (52.9%) for the year ended December 31, 2021 from (48.5%) for the year ended December 31, 2020.

Liquidity and Capital Resources

On December 31, 2020, we converted the outstanding principal balance of our revolving debt with our then parent, Biofrontera AG in the amount of $47.0 million into an aggregate of 7,999,000 shares of our common stock at a price of $5.875 per share, which was based on our internal assessment and agreement with Biofrontera AG, for an aggregate gross capital contribution of $47.0 million.

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. During the year ended December 31, 2021, we received aggregate proceeds of $43.2 million, including $14.9 million from the sale of common stock in our IPO, $15.0 million from a private placement, and $13.3 million from warrants exercised for our common stock (See Note 18. Stockholders’Equity). As of December 31, 2021, we had cash and cash equivalents of $24.5 million, compared to $8.1 million as of December 31, 2020.

Since we commenced operations in 2015, we have generated significant losses.  For the years ended December 31, 2021 and 2020, we incurred net losses of $37.7 million and $11.0 million, respectively. We incurred net cash outflows from operations of $26.7 million and $12.4 million, for the same periods, respectively. We had an accumulated deficit as of December 31, 2021 of $78.9 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including auto leases (see Note 23, Commitments and Contingencies), Maruho start-up payments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $5.6 million (see Note 13. Accrued Expenses and Other Current Liabilities). Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A and contingent consideration payments to Maruho.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made in 2021 or 2020 related to Xepi® milestones. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of Ameluz® and Xepi® in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S. We expect capital expenditures to increase in 2022 to support the increase in our business needs including an ERP system.

These factors raise doubt about our ability to continue as a going concern, which we have determined are mitigated by the following plans. Based on current operating plans and financial forecasts, we expect that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, we expect to have to obtain either equity or debt financing in the near term to support our future long-term growth and to mitigate the risk of our operating costs significantly exceeding the amounts currently estimated. If our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by our products. Due to numerous factors described in more detail under the caption Part I, Item 1A, “Risk Factors” of this Form 10-K and our contractual obligations and commitments, we may require significant additional funds earlier than we currently expect in order to continue to commercialize Ameluz®, BF-RhodoLED® lamp series, and Xepi® and to support the operating, investing, and financing activities of the Company beyond the next twelve months.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz® and Xepi®;

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space; and

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit sharing payments to Maruho in connection with the Cutanea acquisition.

●	the ability to collect a receivable of $11.3 million from Biofrontera AG (in accordance with the Settlement Allocation Agreement) for reimbursement of legal settlement payments made and to be made on their behalf for which we are jointly and severally liable.

We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(26,715)	$(12,369)
Net cash provided by (used in) investing activities	(11)	-
Net cash provided by financing activities	43,191	13,194
Net increase in cash and restricted cash	$16,465	$825

Operating Activities

During the year ended December 31, 2021, operating activities used $26.7 million of cash, primarily resulting from our net loss of $37.7 million, adjusted for non-cash expense of $12.5 million as an offset and net cash provided by changes in our operating assets and liabilities of $1.5 million. Non-cash items include stock-based compensation of $0.1 million, non-cash interest expense of $0.4 million, and depreciation and amortization in the aggregate of $0.5 million, netted against a change in fair value of contingent consideration of $1.4 million.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities in the amount of $11,000 consisted of the purchase of computer equipment.

Financing Activities

During the year ended December 31, 2021 and 2020, net cash provided by financing activities was $43.2 million and $13.2 million, respectively. Financing activities during year ended December 31, 2021 consisted of proceeds from the issuance of common stock upon an initial public offering of $14.9 million, issuance of common stock in private placement of $15.0 million, and the exercise of warrants of $13.2 million. Financing activities during year ended December 31, 2020 related to the proceeds from related party indebtedness and start-up cost financing related to the Cutanea acquisition.

Impact of becoming a standalone company

We expect that our transition to operating as a standalone company will have a number of potentially significant effects on our results of operations.

Additional operating costs for becoming a standalone company — In the transition to becoming a public company and operating as a standalone entity, we have incurred, and will continue to incur, additional operating expenses that are expected to be significant as a percentage of our net revenues, including costs associated with the financial reporting requirements of a standalone public company, such as salaries associated with building out our accounting department, legal fees, accounting and valuation services costs associated with preparing U.S. GAAP financial statements and external audit fees. In addition, we will incur additional operating expenses, including costs related to the build out of treasury and investor relations functions, additional non-executive board expenses, shareholder administration and insurance costs. In the short term, we expect general and administrative expenses to increase (both in absolute terms and as a percentage of net revenues) as a result of the costs associated with becoming a public company and operating as a standalone entity.

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

Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States, or GAAP. The preparation of the financial statements in accordance with GAAP requires the use of estimates and assumptions by management that affect the value of assets and liabilities, as well as contingent assets and liabilities, as reported on the balance sheet date, and revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of a degree of judgment are appropriate relate to contingent consideration, fair value measurements, valuation of intangible assets and impairment assessment, and stock compensation. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Critical Accounting Estimates

We believe that the following accounting policies are those that are most critical to the judgments and estimates used in the preparation of our financial statements

Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue the remaining obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense in our statements of operations. We considered a number of factors, including information provided by an outside valuation advisor in performing the valuation. Contingent consideration is reported at the estimated fair values based on the probability-adjusted present value of the consideration expected to be paid, using significant inputs and estimates. Changes in the fair value of our contingent consideration obligations can result from changes to one or multiple inputs, including forecasted product profit amounts, metric risk premium and discount rates consistent with the level of risk of achievement as further discussed in Note 4, Fair Value Measurements to the audited financial statements as of and for the years ended December 31, 2021 and 2020 as included in this Annual Report on Form 10-K. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value included in current operations. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Intangible Assets and Impairment Assessment

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. If indications of impairment exist, projected future undiscounted cash flows associated with the asset grouping are compared to the carrying amount to determine whether the asset’s value is recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

In determining future cash flows, we take various factors into account, including the remaining useful life of each asset group, forecasted growth rates, pricing, working capital, capital expenditures, and other cash needs specific to the asset group. Additional considerations when assessing impairment include changes in our strategic operational and financial decisions, economic conditions, demand for our product and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets. Since the determination of future cash flows is an estimate of future performance, future impairments may arise in the event that future cash flows do not meet expectations.

We perform an impairment assessment in accordance with FASB ASC Topic 360-10-S99, Impairment or Disposal of Long-Lived Assets. Management’s review for the presence of indicators of impairment include events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Due to developments with respect to a third-party manufacturer that has been providing our supply of Xepi® that impact the timing of sales expansion and improved market positioning of the Xepi® product, we deemed it necessary to assess the recoverability of our Xepi® asset group. As of the date of notification of the third-party manufacturer of Xepi®’s bankruptcy in late December 2021, future undiscounted cash flows were estimated over the expected remaining useful life using revenue and operating expense growth rates. Also, the expected cash flows were based on the assumption that sales levels would grow considerably for the first four years as a result of expanding the sales force and marketing efforts related to the asset group. While we believe these assumptions were reasonable, the level of future sales may vary significantly from the levels assumed. Also, the timeframe over which activity levels grow is highly uncertain. Potential events that could affect our assumptions are affected by factors such as those described in “Risks Related to Our Business and Strategy”. After the assessment we performed, we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group. For additional information on our impairment assessment, refer Note 11, “Intangible Assets, Net”, to our financial statements included in this Form 10-K.

Fair Value – Warrant Liability

The Purchase and Pre-funded Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Purchase Warrants which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our statement of operations.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements Not Yet Effective.

Off-balance Sheet Arrangements

Besides the contractual obligations and commitments as discussed in the Liquidity and Capital Resources, we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biofrontera Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Biofrontera Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

April 8, 2022

Audited Financial Statements as of and for the Years Ended December 31, 2021 and 2020

BIOFRONTERA INC.

BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$24,545	$8,080
Accounts receivable, net	3,784	3,216
Other receivables, related party	8,647	73
Inventories	4,458	7,091
Prepaid expenses and other current assets	4,987	1,116

Total current assets	46,421	19,576

Other receivables long term, related party	2,813	-
Property and equipment, net	267	370
Intangible asset, net	3,450	3,869
Other assets	268	323

Total assets	$53,219	$24,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$658	$176
Accounts payable, related parties	282	1,538
Acquisition contract liabilities, net	3,242	-
Accrued expenses and other current liabilities	9,654	2,706

Total current liabilities	13,836	4,420

Long-term liabilities:
Acquisition contract liabilities, net	9,542	13,828
Warrant liabilities	12,854	-
Other liabilities	5,649	62

Total liabilities	$41,881	$18,310

Commitments and contingencies (see Note 23)

Stockholders’ equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 17,104,749 and 8,000,000 shares issued and outstanding as of December 31, 2021 and 2020	$17	$8
Additional paid-in capital	90,200	46,986
Accumulated deficit	(78,879)	(41,166)

Total stockholders’ equity	11,338	5,828

Total liabilities and stockholders’ equity	$53,219	$24,138

The accompanying notes are an integral part of these financial statements.

Audited Financial Statements as of and for the Years Ended December 31, 2021 and 2020

BIOFRONTERA INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

	December 31,
	2021	2020

Products revenues, net	$24,043	$18,787
Revenues, related party	57	62

Total revenues, net	24,100	18,849

Operating expenses
Cost of revenues, related party	12,222	8,313
Cost of revenues, other	520	753
Selling, general and administrative	36,512	17,706
Selling, general and administrative, related party	697	411
Restructuring costs	752	1,132
Change in fair value of contingent consideration	(1,402)	140

Total operating expenses	49,301	28,455

Loss from operations	(25,201)	(9,606)

Other income (expense)
Change in fair value of warrant liabilities	(12,801)	-
Interest expense, net	(344)	(2,869)
Other income, net	689	1,552

Total other income (expense)	(12,456)	(1,317)

Loss before income taxes	(37,657)	(10,923)
Income tax expense	56	64

Net loss	$(37,713)	$(10,987)

Loss per common share:
Basic and diluted	$(4.28)	$(479.48)

Weighted-average common shares outstanding:
Basic and diluted	8,808,233	22,915

The accompanying notes are an integral part of these financial statements.

Audited Financial Statements as of and for the Years Ended December 31, 2021 and 2020

BIOFRONTERA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at January 1, 2020	1,000	$0	$-	$(30,179)	$(30,179)

Conversion of debt to equity	7,999,000	8	46,986	-	46,994
Net loss	-	-	-	(10,987)	(10,987)

Balance at December 31, 2020	8,000,000	$8	46,986	$(41,166)	$5,828
Issuance of common stock and warrants under IPO, net of issuance costs of $3.1 million	3,600,000	4	14,939	-	14,943
Issuance of common stock and warrants under private placement offering, net of issuance costs of $0.3 million	1,350,000	1	2,689	-	2,690
Exercise of common stock warrants	2,647,606	3	13,235	-	13,238
Exercise of pre-funded warrants	1,507,143	1	12,222	-	12,223
Stock-based compensation			129		129
Net loss	-	-	-	(37,713)	(37,713)
Balance at December 31, 2021	17,104,749	$17	$90,200	$(78,879)	$11,338

The accompanying notes are an integral part of these financial statements.

Audited Financial Statements as of and for the Years Ended December 31, 2021 and 2020

BIOFRONTERA INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2021	2020
Cash Flows From Operating Activities:

Net loss	$(37,713)	$(10,987)

Adjustments to reconcile net loss to cash flows used in operations

Depreciation	122	144
Amortization of acquired intangible assets	418	418
Change in fair value of contingent consideration	(1,402)	140
Change in fair value of warrant liabilities	12,801	-
Stock-based compensation	129	-
Provision for inventory obsolescence	33	401
Provision for (recovery of) doubtful accounts	44	(16)
Non-cash interest expense	358	358

Changes in operating assets and liabilities:
Accounts receivable	(612)	1,169
Other receivables, related party	(11,387)	-
Prepaid expenses and other assets	(3,809)	364
Inventories	2,592	(273)
Accounts payable and related party payables	(773)	(3,402)
Accrued expenses and other liabilities	12,484	(685)

Cash flows used in operating activities	(26,715)	(12,369)

Cash flows from investing activities
Purchases of property and equipment	(11)	-

Cash flows used in investing activities	(11)	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants upon initial public offering, net of issuance costs	14,943	-
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	14,995	-
Proceeds from exercise of warrants	13,253	-
Proceeds from related party indebtedness	-	8,794
Proceeds from start-up cost financing	-	4,400

Cash flows provided by financing activities	43,191	13,194

Net increase in cash and cash equivalents	16,465	825
Cash, cash equivalents and restricted cash, at the beginning of the period	8,277	7,452

Cash, cash equivalents and restricted cash, at the end of the period	$24,742	$8,277

Supplemental disclosure of cash flow information
Interest paid – related party	$-	$3,073
Interest paid	$2	$-
Income tax paid, net	$56	$64

Supplemental non-cash investing and financing activities
Issuance of 7,999,000 shares of common stock for conversion of debt	$-	$46,994
Issuance costs included in accrued expenses and other liabilities	$44	$-
Non-cash purchase of fixed assets	$8	$-
Conversion of warrant liability to equity	$12,208	$-

The accompanying notes are an integral part of these financial statements.

Notes to the Audited Financial Statements as of and for the Years Ended December 31, 2021 and 2020

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

Our principal product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA approved medical device, the BF-RhodoLED® lamp series, for photodynamic therapy (“PDT”) (when used together, “Ameluz® PDT”) in the U.S. for the lesion-directed and field-directed treatment of actinic keratosis of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”) with Biofrontera Pharma GmbH dated as of October 1, 2016, as subsequently amended.

Our second prescription drug product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo due to staphylococcus aureus or streptococcus pyogenes. The approved indication is impetigo, a common skin infection. It is approved for use in adults and children 2 months and older. We are currently selling Xepi® for this indication in the U.S. under an exclusive license and supply agreement (“Xepi LSA”) with Ferrer Internacional S.A. that was acquired by Biofrontera Inc. on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. Refer to Note 16, Related Party Transactions, for further details.

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. During the year ended December 31, 2021, we received aggregate proceeds of $43.2 million, including $14.9 million from the sale of common stock in our IPO, $15.0 million from a private placement, and $13.3 million from warrants exercised for our common stock (See Note 18. Stockholders’Equity). As of December 31, 2021, we had cash and cash equivalents of $24.5 million, compared to $8.1 million as of December 31, 2020.

Since we commenced operations in 2015, we have generated significant losses.  For the years ended December 31, 2021 and 2020, we incurred net losses of $37.7 million and $11.0 million, respectively. We incurred net cash outflows from operations of $26.7 million and $12.4 million, for the same periods, respectively. We had an accumulated deficit as of December 31, 2021 of $78.9 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including auto leases (see Note 23, Commitments and Contingencies), Maruho start-up payments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $5.6 million (see Note 13. Accrued Expenses and Other Current Liabilities). Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A (See Note 23. Commitments and Contingencies) and contingent consideration payments to Maruho (see Note 3. Acquisition Contract Liabilities).

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of Ameluz® and Xepi® in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S. We expect capital expenditures to increase in 2022 to support the increase in our business needs including an ERP system.

These factors raise doubt about our ability to continue as a going concern, which we have determined are mitigated by the following plans. Based on current operating plans and financial forecasts, we expect that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, we expect to have to obtain either equity or debt financing in the near term to support our future long-term growth and to mitigate the risk of our operating costs significantly exceeding the amounts currently estimated. If our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

COVID-19 Related Risks and Uncertainties

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, we experienced a significant decline in demand for our licensed products as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. In order to mitigate the risk from COVID-19, we took expedited   measures to reduce operating expenses and preserve cash, including headcount reduction, mandatory furlough, freezing hiring and discretionary spend, and voluntary salary reductions from the senior leadership. Due to the above management initiatives, lifting of some of the government restrictions and reopening of our customers’ businesses, our revenue recovered quickly since March 2021. We were granted a one-time employee retention credit (“ERC”) under CARES Act in the amount of $0.3 million, which was recorded as other income during the year ended December 31, 2020.

Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information presented reflects the application of significant accounting policies described below.

The financial statements are presented in U.S. dollars (“USD”).

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (determined to be the Chief Executive Officer) does not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s operating results.

We operate in a single reporting segment, the commercialization of pharmaceutical products for the treatment of dermatological conditions and diseases within the U.S. All business operations focus on the products Ameluz®, including the complementary product BF-RhodoLED®, and Xepi®. We monitor and manage our business operations across these products collectively as one reporting segment.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to, valuation allowances for receivables and inventory, contingent consideration, valuation of intangible and other long-lived assets, product sales allowances and reserves, share-based payments and income taxes including deferred tax assets and liabilities. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards, in addition to one deposit held for a sublease.

Accounts Receivable

Accounts receivables are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 90 days. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. In some cases, the Company makes allowances for specific customers based on these and other factors. Provisions for the allowance for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying statements of operations.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and other receivables, related party. The Company maintains all of its cash and cash equivalents at a single accredited financial institution, in amounts that exceed federally insured limits. The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated due to the wide variety of customers using our products. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business.

Other receivables, related party consists of a receivable due from Biofrontera AG for its 50% share of a legal settlement for which they are jointly and severally liable for the total settlement amount. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Although this receivable has credit risk, it is mitigated by an executed Pledge Agreement which grants us a security interest in shares of stock for which we will have the right to sell upon an event of default.

We are dependent on two suppliers, Biofrontera Pharma GmbH and Ferrer Internacional S.A., to supply drug products, including all underlying components, for our commercial efforts. These efforts could be adversely affected by a significant interruption in the supply of our finished products.

Inventories

Finished goods consist of pharmaceutical products purchased for resale and are stated at the lower of cost or net realizable value. Cost is calculated by applying the first-in-first-out method (FIFO). Inventory costs include the purchase price of finished goods and freight-in costs. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is generally applied straight-line over the estimated useful life of assets. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the lease term. The estimated useful lives of property, plant and equipment are:

Estimated Useful Life in Years
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of estimated useful lives or the term of the lease
Machinery & equipment	3-4 years

The cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in our statements of operations.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized.

Intangible assets with finite lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset.

Contingent Consideration

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. For contingent consideration management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of contingent consideration liabilities are remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. Legal costs associated with legal proceedings are expensed when incurred.

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

At their issuance date and as of December 31, 2021, the IPO Warrants (see Note 18) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815-40.

The Purchase Warrant and Pre-funded Warrant issued in connection with the private placement offering completed on December 1, 2021 were accounted for as liabilities as these warrants provide for a cashless settlement provision which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s statement of operations.

The fair values of the Purchase Warrant and Pre-funded Warrant as of December 1, 2021, the issuance date, were $5.7 million and $6.5 million, respectively. Given the nominal strike price of $0.0001, the fair value of the Pre-funded Warrant was deemed to be equal to the market price of the underlying common stock. The fair value of the Purchase Warrant was estimated using Black-Scholes pricing model based on the following assumptions:

At Issuance Date
Stock price	$4.33
Expiration term (in years)	5
Volatility	60.0%
Risk-free Rate	1.15%
Dividend yield	0.0%

The private placement offering costs of $1.7 million were allocated between warrants and the common stock based on the allocated proceeds. The offering costs allocated to the Purchase and Pre-funded Warrants of $1.4 million were immediately expensed and recorded as selling, general and administrative expense in the statement of operations for the year ended December 31, 2021.

On December 28, 2021, the warrant holder exercised the Pre-funded Warrant. The Company revalued the Pre-funded Warrant at fair value of $12.2 million at the exercise date and reclassified the warrant liability balance into equity. The change in the fair value of $5.7 million of the Pre-funded Warrant between the issuance date and the exercise date was recognized in the statement of operations.

The fair value of the Purchase Warrant that remained outstanding at December 31, 2021 was $12.9 million. The change in the fair value of $7.1 million of the Purchase Warrant between the issuance date and December 31, 2021 was recognized in the statement of operations.  The fair value was estimated using Black-Scholes pricing model based on the following assumption:

December 31, 2021
Stock price	$7.52
Expiration term (in years)	4.92
Volatility	60.0%
Risk-free Rate	1.25%
Dividend yield	0.0%

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures, or ASC 820, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The three levels of the fair value hierarchy are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs using estimates or assumptions developed by the Company, which reflect those that a market participant would use in pricing the asset or liability.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. We recognize revenue when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.

To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.

The Company realizes its revenue primarily through the sale of its pharmaceutical products. Sales of Ameluz® are made directly to physicians, hospitals or other qualified healthcare providers. Sales are recognized, net of sales deductions, when ownership and control are transferred to the customer, which is generally upon delivery. Sales deductions include expected trade discounts and allowances, product returns, and government rebates. These discounts and allowances are estimated at the time of sale based on the amounts incurred or expected to be received for the related sales.

Xepi® is sold directly to specialty pharmacies. Sales are recognized net of sales deductions when ownership and control are transferred to the customer, which is generally upon delivery. Sales deductions include expected returns, discounts and incentives such as payments made under patient assistance programs. These rebates are estimated at the time of sale based on the amounts incurred or expected to be received for the related sales.

The payment terms for sales of our pharmaceutical products are generally short-term payment terms with the possibility of volume-based discounts,co-pay assistance discounts, or other rebates.

BF RhodoLED® is also sold directly to physicians, hospitals or other qualified healthcare providers through (i) direct sales or (ii) an evaluation period up to six-month for a fee, after which a customer can decide to purchase or return the lamp. For direct sales, revenue is recognized only after complete installation has taken place. As directed by the instruction manual, the lamp may only be used by the customer once it has been professionally installed. A final decision to purchase the lamps that are within the evaluation period does not need to be made until the end of the evaluation period. Lamps that are not returned at the end of the evaluation period are converted into sales in accordance with the contract terms. The Company generates immaterial revenues from the monthly fees during the evaluation period and from the sale of lamps at the end of the evaluation period.

Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which sales reserves are established and which result from discounts, rebates and other incentives that are offered within contracts between the Company and its customers.   Components of variable consideration include trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Variable consideration is recorded on the balance sheet as either a reduction of accounts receivable, if expected to be claimed by a customer, or as a current liability, if expected to be payable to a third party other than a customer. Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. These reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, and record any necessary adjustments in the period such variances become known.

Trade Discounts and Allowances – The Company provides customers with trade discounts, rebates, allowances and/or other incentives. The Company records estimates for these items as a reduction of revenue in the same period the revenue is recognized.

Government and Payor Rebates – The Company contracts with, or is subject to arrangements with, certain third-party payors, including pharmacy benefit managers and government agencies, for the payment of rebates with respect to utilization of its commercial products. The Company is also subject to discount and rebate obligations under state and federal Medicaid programs and Medicare. The Company records estimates for these discounts and rebates as a reduction of revenue in the same period the revenue is recognized.

Other Incentives – The Company maintains a co-pay assistance program which is intended to provide financial assistance to qualified patients with the cost of purchasing Xepi®. The Company estimates and records accruals for these incentives as a reduction of revenue in the period the revenue is recognized. The Company estimates amounts for co-pay assistance based upon the number of claims and the cost per claim that the Company expects to receive associated with products sold to customers but remaining in the distribution channel at the end of each reporting period.

Royalties

For arrangements that include sales-based royalties, the Company recognizes royalty expense at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Royalty expense is recognized as cost of revenues.

Product Warranty

The Company generally provides a 36-month warranty for sales of BF-RhodoLED® for which estimated contractual warranty obligations are recorded as an expense at the time of installation. Customers do not have the option to purchase the warranty separately and the warranty does not provide the customer with a service beyond the assurance that BF-RhodoLED® complies with agreed-upon specifications. Therefore, the warranty is not considered to be a performance obligation. The lamps are subject to regulatory and quality standards. Future warranty costs are estimated based on historical product performance rates and related costs to repair given products. The accounting estimate related to product warranty expense involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required. Warranty expense incurred in 2021 and 2020 were $(20,000) and $73,000, respectively and are recognized as selling, general and administrative expenses.

Contract Costs

Incremental costs of obtaining a contract with a customer may be recorded as an asset if the costs are expected to be recovered. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Sales commissions earned by the Company’s sales force are considered incremental costs of obtaining a contract. To date, we have expensed sales commissions as these costs are generally attributed to periods shorter than one year. Sales commissions are included in selling, general and administrative expenses.

Cost of Revenues

Cost of revenues is comprised of purchase costs of our products, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to expiring products, as well as sales-based royalties. Logistics and distribution costs totaled $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020.

Share-Based Compensation

The Company measures and recognizes share-based compensation expense for equity awards based on fair value at the grant date. The Company uses the Black-Scholes-Merton (“BSM”) option pricing model to calculate fair value of its stock option grants. The compensation cost for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Share-based compensation expense recognized in the statements of operations is based on the period the services are performed and recognized as compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

The BSM option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility of the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-Free Interest Rate. The risk-free rate is based on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

Expected Volatility. The Company based the volatility assumption on a weighted average of the peer group re-levered equity volatility with 80% weight and the warrant implied volatility with 20% weight.   The peer group was developed based on companies in the biotechnology industry whose shares are publicly traded. Due to our limited historical data and the long-term nature of the awards, the peer group volatility was much more heavily weighted.

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Due to the lack of historical exercise data and given the plain vanilla nature of the options granted by the Company, the expected term is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), whereby the expected life equals the average of the vesting term and the original contractual term.

Dividend Yield. The dividend yield is 0% as the Company has never declared or paid, and for the foreseeable future does not expect to declare or pay, a dividend on its common stock.

Foreign Currency Transactions

Transactions realized in currencies other than USD are reported using the exchange rate on the date of the transaction.

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, as well as medical affairs professionals. Other selling, general and administrative expenses include marketing, advertising, and other commercial costs to support the commercial operation of our product and professional fees for legal, consulting, and other general and administrative costs.

Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs totaled $0.5 million and $0.3 million, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares outstanding during the period, including stock options, restricted stock units, and warrants, using the treasury stock method.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), amending accounting guidance to simplify the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This standard became effective for us on January 1, 2021 and did not have a material impact on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on the lease classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The JOBS ACT provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows us to delay the adoption this new standard until it would otherwise apply to private companies. The new standard will be effective for us for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this guidance.

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

3. Acquisition Contract Liabilities

On March 25, 2019, we entered into an agreement (as amended, the “Share Purchase Agreement”) with Maruho Co, Ltd. (“Maruho”) to acquire 100% of the shares of Cutanea Life Sciences, Inc. (“Cutanea”). As of the date of the acquisition, Maruho Co, Ltd. owned approximately 29.9% of Biofrontera AG through its fully owned subsidiary Maruho Deutschland GmbH. Biofrontera AG is our former parent, and currently a significant shareholder.

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

In connection with this acquisition in 2019, we recorded the $7.3 million in start-up cost financing, a $1.7 million contract asset related to the benefit associated with the non-interest bearing start-up cost financing and $6.5 million of contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho.

The contract asset related to the start-up cost financing is amortized on a straight-line basis using a 6.0% interest rate over the 57-month term of the financing arrangement, which ends on December 31, 2023. The contract asset is shown net of the related start-up cost financing within acquisition contract liabilities, net.

The contingent consideration was recorded at acquisition-date fair value using a Monte Carlo simulation with an assumed discount rate of 6.0% over the applicable term. The contingent consideration is recorded within acquisition contract liabilities, net. The amount of contingent consideration that could be payable is not subject to a cap under the agreement. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period utilizing a scenario-based method.

Acquisition contract liabilities, net consist of the following:

(in thousands)	Short Term	Long Term	December 31, 2021	December 31, 2020
Contingent consideration	$-	$6,200	$6,200	$7,602
Start-up cost financing	3,600	3,700	7,300	7,300
Contract asset	(358)	(358)	(716)	(1,074)
Acquisition contract liabilities, net	$3,242	$9,542	$12,784	$13,828

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
(in thousands)	Level	2021

Liabilities:
Contingent Consideration	3	$6,200
Warrant liability – Purchase warrant	3	$12,854

Contingent Consideration

Contingent consideration, which relates to the estimated profits from the sale of Cutanea products to be shared equally with Maruho, is reflected at fair value within acquisition contract liabilities, net on the balance sheets. The fair value is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration utilizes a scenario-based method under which a set of payoffs are calculated using the term of the earnout, projections, and an appropriate metric risk premium. These payoffs are then discounted back from the payment date to the valuation date using a payment discount rate. Finally, the discounted payments are summed together to arrive at the value of the contingent consideration. The scenario-based method incorporates the following key assumptions: (i) the forecasted product profit amounts, (ii) the remaining contractual term, (iii) a metric risk premium, and (iv) a payment discount rate. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period.

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2019	$7,462
Change in fair value of contingent consideration	140
Balance at December 31, 2020	$7,602
Change in fair value of contingent consideration	(1,402)
Balance at December 31, 2021	$6,200

The increase (decrease) in fair value of the contingent consideration in the amount of $(1.4) million and $0.1 million during the years ended December 31, 2021 and 2020 was recorded in operating expenses in the statements of operations.

Warrant Liability

The Purchase and Pre-funded Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Purchase Warrant which is considered a Level 3 fair value measurement. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our statement of operations.

The estimated fair value of the Pre-funded Warrant was deemed a Level 2 measurement as of December 31, 2021, as all the significant inputs to the valuation model used to estimate the fair value of these warrants were directly observable from the listed common stock shares.

The following table presents the changes in the warrant liabilities measured at fair value (in thousands):

	Purchase Warrant (Level 3)	Pre-funded Warrant (Level 2)	Total Warrant Liability
Fair value at January 1, 2021	$-	$-	$-
Fair value of warrants at December 1, 2021, date of issuance	5,735	6,526	12,261
Change in fair value of warrant liability	7,119	5,682	12,801
Exercise of prefunded warrants	-	(12,208)	(12,208)
Fair value at December 31, 2021	$12,854	-	$12,854

5. Revenue

We generate revenue primarily through the sales of our products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

We generated $23.6 million of Ameluz® revenue, minimal Xepi® revenue, and $0.4 million of BF-RhodoLED® lamps revenue during the year ended December 31, 2021.    We generated $18.1 million of Ameluz® revenue, $0.3 million of Xepi® revenue, and $0.4 million of BF-RhodoLED® lamps revenue during the year ended December 31, 2020.

Related party revenue relates to an agreement with Biofrontera Bioscience GmbH (“Bioscience”) for BF-RhodoLED® leasing and installation service. Refer to Note 16, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

		Co-pay	Prompt	Government
		assistance	pay	and payor
(in thousands):	Returns	program	discounts	rebates	Total
Balance at January 1, 2020	68	269	8	49	394
Provision related to current period sales	149	213	15	216	593
Credit or payments made during the period	-	(430)	(8)	(222)	(660)
Balance at December 31, 2020	$217	$52	$15	$43	$327
Provision related to current period sales	6	423	40	168	637
Credit or payments made during the period	(180)	(374)	(7)	(157)	(718)
Balance at December 31, 2021	$43	$101	$48	$54	$246

6. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date.

The allowance for doubtful accounts was $18,000 and $40,000 as of December 31, 2021 and 2020, respectively.

7. Other Receivables, Related Party

The Company has recorded a receivable of $11.3 million due from Biofrontera AG for its 50% share of a legal settlement for which they are jointly and severally liable for the total settlement amount of $22.5 million. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Of the total receivable of $11.3 million, $8.3 million is short-term and $2.8 million is a long-term receivable

8. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. During the year ended December 31, 2021 and 2020, we recorded a provision of $33,000 and $0.4 million, respectively for Xepi® inventory obsolescence due to product expiring. During the year ended December 31, 2021, we recorded a provision of $27,000 for potential damage to certain BF-RhodoLED® devices.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31, 2021	December 31, 2020

Receivable for common stock warrants proceeds	$3,258	$-
Prepaid expenses	824	$497
Security deposits	149	121
Other	756	498
Total	$4,987	$1,116

10. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Computer equipment	$85	$74
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	112	111
Property and equipment, gross	673	661
Less: Accumulated depreciation	(406)	(291)
Property and equipment, net	$267	$370

Depreciation expense was $0.1 million for each of the years ended December 31, 2021, and 2020, respectively, which was included in selling, general and administrative expense on the statements of operations.

11. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,150)	(731)
Intangible asset, net	$3,450	$3,869

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense incurred during the years ended December 31, 2021 and 2020 was $0.4 million and $0.4 million, respectively.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In December 2021, upon receiving notification of third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product, we deemed it necessary to assess the recoverability of our Xepi® asset group. Future cash flows were estimated over the expected remaining useful life of the asset group and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group.

12. Statement of Cash Flows Reconciliation

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$24,545	$8,080
Short-term restricted cash	47	47
Long-term restricted cash	150	150
Total cash, cash equivalent, and restricted cash shown on the statements of cash flows	$24,742	$8,277

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Legal settlement (See note 23)	$5,625	$-
Employee compensation and benefits	2,384	1,810
Professional fees	570	-
Product revenue allowances and reserves	246	327
Other	829	569
Total	$9,654	$2,706

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Legal settlement – noncurrent (See note 23)	$5,625	$-
Other	24	62
Total	$5,649	$62

15. Income Taxes

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

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred in 2021 and 2020 relates to state income taxes.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020

Income tax computed at federal statutory tax rate	21.00%	21.00%
State Taxes	(0.09)%	(0.59)%
Permanent differences – non-deductible expenses	(1.03)%	(0.36)%
Change in fair value of contingent consideration	0.78%	(0.27)%
Change in fair value of warrant liabilities	(7.13)%	0.0%
Change in valuation allowance	(13.62)%	(20.37)%
Effective income tax rate	(0.09)%	(0.59)%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$24,307	$17,960
Intangible assets	5,132	6,441
Acquisition contract liabilities	(187)	(279)
Property and equipment	103	76
Accrued expenses and reserves	1,693	424
Other	6	6
Total deferred tax assets	31,054	24,628
Less valuation allowance	(31,054)	(24,628)
Net deferred taxes	$-	$-

The Company has had no income tax expense due to operating losses incurred since inception. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2021, the valuation allowance increased by $6.4 million, primarily due to the increase in the Company’s net operating loss carryforwards during the period.

As of December 31, 2021, the Company had approximately $99.4 million and $64.2 million of Federal and state net operating loss carryforwards, respectively. $89.8 million of the federal NOLs are not subject to expiration and the remaining NOLs begin to expire in 2036 . These loss carryforwards are available to reduce future federal taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s shareholders.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2021, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.

The Company’s tax returns 2018 through 2021 remain open and subject to examination by the Internal Revenue Service and state taxing authorities. Net operating loss carryovers from earlier years are also subject to exam and adjustment.

16. Related Party Transactions

License and Supply Agreement

On October 1, 2016, the Company executed an exclusive license and supply agreement with Biofrontera Pharma GmbH (“Pharma”), which was amended in July 2019 to increase the Ameluz® transfer price per unit from 35.0% to 50.0% of the anticipated net selling price per unit as defined in the agreement. It was further amended on October 8, 2021 so that the price we pay per unit will be based upon our sales history, although the minimum number of units to purchase per year remains unchanged. As a result of this amendment, the purchase price we pay Biofrontera Pharma for Ameluz® will range from 30% to 50% of the anticipated net price per unit based on our level of annual revenue. Refer to Item I. Business - Commercial Partners and Agreements for further details. Under the agreement, the Company obtained an exclusive, non-transferable license to use the Pharma’s technology to market and sell the licensed products, Ameluz® and BF-RhodoLED and must purchase the licensed products exclusively from Pharma. There was no consideration paid for the transfer of the license.

Purchases of the licensed products during the years ended December 31, 2021 and 2020 were $9.4 million and $5.6 million, respectively, and recorded in inventories in the balance sheets, and, when sold, in cost of revenues, related party in the statements of operations. Amounts due and payable to Pharma as of December 31, 2021 and 2020 were $0.3 million and $1.3 million, respectively, which were recorded in accounts payable, related parties in the balance sheets.

Loan Agreement

On June 19, 2015, the Company entered into a 6% interest bearing revolving loan agreement with Biofrontera AG, a significant shareholder of the Company. Interest was accrued and paid quarterly over the life of the loan. At December 31, 2021 and 2020, there was no loan principal balance outstanding. There was no interest expense related to the loan for the year ended December 31, 2021. Interest expense related to the loan was $2.5 million for the year ended December 31 2020.

On December 31, 2020, the Company agreed to convert the outstanding principal balance of the revolving debt of $47.0 million into an aggregate of 7,999,000 shares of common stock at a purchase price of $5.875 per share, for an aggregate gross capital contribution of $47.0 million.

On March 31, 2021, the Company entered into the Second Intercompany Revolving Loan Agreement with Biofrontera AG for $20.0 million of committed sources of funds. The revolving loan bears an annual interest rate of 6.0% and will terminate on the second anniversary of the date of this loan agreement, March 31, 2023 (the “termination date”). The outstanding principal and interest balance of all advances shall be due and payable on the termination date. As of December 31, 2021, the Company had not drawn upon the Second Intercompany Revolving Loan Agreement and due to the completion of our initial public offering, the loan was effectively terminated.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or Services Agreement, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the Biofrontera Group’s IT resources as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. If we deem that the Biofrontera Group should continue to provide these services we will execute a statement of work under the Services Agreement with respect to such services. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. Expenses related to the service agreement were $0.7 million and $0.4 million for the years ended December 31, 2021 and 2020, which were recorded in selling, general and administrative, related party. Management asserts that these expenses represent a reasonable allocation from Biofrontera AG. Amounts due to Biofrontera AG related to the service agreement were $0.2 million as of both December 31, 2021 and 2020. which were recorded in accounts payable, related parties in the balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreements was approximately $57,000 and $62,000 for the years ended December 31, 2021 and 2020, respectively and recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $92,000 and $73,000 as of December 31, 2021 and 2020, respectively, which were recorded as accounts receivable, related party in the balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea acquisition share purchase agreement, we received start-up cost financing and reimbursements for certain SPA costs. Refer to Note 3, Acquisition Contract Liabilities.

For the year ended December 31, 2020, the Company received start-up cost financing from Maruho in the amount of $4.4 million, which was recorded as acquisition contract liabilities, net in the balance sheets. There was no start-up cost financing received during the year ended December 31, 2021.

The amounts reimbursed relating to SPA costs of $0.5 million in 2021 and $1.2 million in 2020 were recorded as other income in the statements of operations as the related expenses were incurred. Amounts due from Maruho, primarily relating to SPA cost reimbursements, were $56,000 as of December 31, 2021 and were recorded in accounts receivable, related parties in the balance sheets. There were no amounts due from Maruho at December 31, 2020.

Others

The Company receives expense reimbursement from Biofrontera AG and Biofrontera Bioscience on a quarterly basis for costs incurred on behalf of these entities. Total expense reimbursements were $0.3 million for each of the years ended December 31, 2021 and 2020, which were netted against expenses incurred within selling, general and administrative expenses.

On August 27, 2020, the Company received $1.5 million from Biofrontera Pharma GmbH to support the Company’s marketing efforts. The amount received was non-recurring, and was recorded as reduction of cost of revenues, related party and selling, general and administrative in the statements of operations for $1.1 million and $0.4 million, respectively.

The Company has recorded a receivable of $11.3 million due from Biofrontera AG for its 50% share of a legal settlement for which they are jointly and severally liable for the total settlement amount of $22.5 million. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Of the total receivable of $11.3 million, $8.3 million is short-term and $2.8 million is a long-term receivable

17. Restructuring costs

We restructured the business of Cutanea and incurred restructuring costs which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to the winding down of Cutanea’s operations. For the years ended December 31, 2021 and 2020, restructuring costs were incurred in the amount of $0.8 million and $1.1 million, respectively.

18. Stockholders’ Equity

Under the Company’s amended and restated certificate of incorporation, dated December 21, 2020, the Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors. The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The outstanding shares of common stock are fully paid and non-assessable.

Since 2015, the Company has had an Intercompany Revolving Loan Agreement with Biofrontera AG. Refer to Note 16, Related party transactions. On December 31, 2020, the Board of Directors of the Company approved a Debt Conversion Agreement with Biofrontera AG, effectively converting all outstanding principal balances under the Intercompany Revolving Loan Agreement to common stock shares. The conversion price for this transaction was $5.875 per share. In connection with the Debt Conversion Agreement, the Company issued 7,999,000 shares of common stock to Biofrontera AG.

Initial Public Offering. On November 2, 2021, the Company completed its initial public offering (“IPO”) of 3,600,000 units (“Units”) each consisting of (i) one share of common stock of the Company, par value $0.001 per share and (ii) one warrant (the “IPO Warrants”) to purchase one common stock share at an exercise price of $5.00 per share. The IPO Warrants are immediately exercisable upon issuance for a period of five years after the issuance date. The common stock shares and Warrants were issued separately in the offering and may be transferred separately immediately upon issuance. The Units were sold at a price of $5.00 per Unit, with gross proceeds from the IPO of approximately $18 million, offset by $3.1 million in offering costs.

At the IPO date, the underwriters also exercised in full their option to purchase up to an additional 540,000 IPO Warrants at the purchase price of $0.01 per Warrant to cover over-allotments.

In connection with the IPO, the Company also issued to the underwriters Unit Purchase Options (“UPO”) to purchase, in the aggregate, (a) 108,000 Units and (b) 16,200 Warrants (relating to the underwriters’ exercise of the over-allotment option in full, with respect to the Warrants). The UPOs have an exercise price of $6.25 if exercisable for Units and $0.0125 if exercisable for Warrants. The UPOs are exercisable at any time from October 28, 2021 (“Effective Date”) through the 5th anniversary of the Effective Date.

The UPOs issued to the underwriters were accounted for as equity under ASC 718, Compensation -Stock Compensation (“ASC 718”). The fair value of the UPOs, which were fully vested at the issuance date, was recognized as an offering cost against the proceeds from the IPO. The estimated fair value of the UPO Units of $0.3 million at the IPO date was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $4.95, expected volatility of 60.0%, risk free rate of 1.15%, remaining contractual term of 5 years and a dividend yield of 0%. The estimated fair value of the UPO Warrants of $21,000 at the IPO date was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $1.29, expected volatility of 60.0%, risk free rate of 1.15%, remaining contractual term of 5 years and a dividend yield of 0%.

Private Placement - On December 1, 2021, the Company settled the private placement in connection with a securities purchase agreement dated November 29, 2021 (“December 2021 PIPE”). In the December 2021 PIPE, the Company issued for the gross cash receipts of $15,000,000 (i) 1,350,000 shares of the common stock, (ii) a warrant to purchase up to 2,857,143 shares of the common stock (“Purchase Warrant”) and (iii) a warrant to purchase up to 1,507,143 shares of the common stock (“Pre-Funded Warrant”). Each of the Purchase Warrant and the Pre-Funded Warrant is exercisable immediately and has an exercise term of five years and an exercise price of: (a) $5.25 per share with respect to the Purchase Warrant and (b) a nominal exercise price of $0.0001 per share with respect to the Pre-Funded Warrant. The shares of common stock and the accompanying warrants were issued separately and were immediately separable upon issuance. The combined purchase price for one share of common stock and one Purchase Warrant was $5.25 and the combined purchase price for one Pre-Funded Warrant and one common warrant was $5.24.

On December 28, 2021, 1,507,143 common stock shares were issued from the exercise of the Pre-Funded Warrant at an exercise price of $0.0001 per share of the Company’s common stock.

In connection with the December 2021 PIPE, the Company, issued Unit Purchase Options (“PP-UPO”) to the placement agents to purchase, in the aggregate, (a) 85,714 Units, consisting of one share of common stock and one warrant to purchase common stock. The PP-UPOs have an exercise price of $6.56 and are exercisable at any time for the period of 5 years.

The PP-UPOs issued to the underwriters were accounted for under ASC 718, Compensation -Stock Compensation (“ASC 718”). The fair value of the PP-UPOs, which were fully vested at the issuance date, was recognized as an offering cost of the December 2021 PIPE and allocated between warrants and common stock, based on the allocated proceeds. The Company estimated the fair value of the unit purchase options to be approximately $0.3 million at December 1, 2021 of which $0.2 million was allocated to the warrants and immediately expensed in the statement of operations and $0.1 million was allocated to the common stock and charged to equity. The fair value was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $6.39, expected volatility of 60.0%, risk free rate of 1.15%, remaining contractual term of 5 years and a dividend yield of 0%.

Warrants – The following table summarizes information with regard to the IPO Warrants, Purchase Warrants and Pre-Funded Warrants (together, the “Warrants”) activity for the year ended December 31, 2021:

	Warrant - PIPE	Warrant - IPO	Total Warrants	Weighted Average Exercise Price
Balance, December 31, 2020	-	-		-
Issued	4,364,286	4,140,000	8,504,286	$5.13
Exercised	1,507,143	2,647,606	4,154,749	$5.09
Balance, December 31, 2021	2,857,143	1,492,394	4,349,537	$5.16

19. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted and our shareholders approved the 2021 Omnibus Incentive Plan (“2021 Plan). Under the 2021 Plan, 2,750,000 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2021 Plan.

Non-qualified stock options

During the year ended December 31, 2021, the Company granted non-qualified stock options to certain employees to purchase 617,696 shares of common stock under the 2021 Omnibus Incentive Plan. The options were granted to employees on December 9, 2021 with an exercise price of $4.77 and a contractual term of ten years. These stock options had a grant-date fair value of $1.5 million   and vest annually over a three-year period, subject to the recipient’s continued service with the Company through the applicable vesting dates.

The Company recognizes the grant-date fair value of share-based awards granted as compensation expense on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield. The Company elects to account for forfeitures as they occur.

The fair value of each option grant was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

2021
Expected volatility	55.0%
Expected term (in years)	6.0
Risk-free interest rate	1.34%
Expected dividend yield	0.0%

Share-based compensation expense of approximately $30,000 was recorded in selling, general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2021. There was no stock based compensation for the year ended December 31, 2020.

Options outstanding and exercisable under the employee share option plan as of December 31, 2021, and a summary of option activity during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	-	$-
Granted	617,696	$4.77
Exercised	-	$-
Canceled or forfeited	(4,082)	$4.77
Outstanding at December 31, 2021	613,614	$4.77	9.94	$1,687,439
Exercisable at December 31, 2021	-	$-	-	$-
Outstanding at December 31, 2021	613,614	$4.77	9.94	$1,687,439

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2021.

As of December 31, 2021, there was $1.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.94 years.

Share-Based Compensation (RSUs)

During the year ended December 31, 2021, the Company granted to certain members of management 170,068 restricted stock units, or RSUs. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date. There were no RSU’s granted during the year ended December 31, 2020.

The RSUs had a grant-date fair value of $0.8 million and will be fully vested on June 9, 2022, six months after the grant date, subject to the recipient’s continued service with the Company through the applicable vesting dates.

Share-based compensation expense of $0.1 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2021. There was no share-based compensation for the year ended December 31, 2020.

The following table summarizes the activity for RSUs during the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	-	$-
Granted	170,068	4.77
Vested	-	-
Forfeited	-	-
Unvested balance at December 31, 2021	170,068	$4.77

As of December 31, 2021, there was $0.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.44 years.

20. Interest Expense, net

Interest expense, net consists of the following:

	For years ended December 31,
(in thousands)	2021	2020
Related party interest expense	$-	$(2,539)
Interest expense	(2)	-
Contract asset interest expense	(358)	(358)
Interest income	16	28
Interest expense, net	$(344)	$(2,869)

Related party interest expense consists of interest expense incurred under our Revolving Loan Agreement with Biofrontera AG.

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

21. Other Income, net

Other income, net consists of the following:

	For years ended December 31,
(in thousands)	2021	2020
Reimbursed SPA costs	$539	$1,172
Employee retention credit (“ERC”)	-	299
Other, net	150	81
Other income, net	$689	$1,552

Other, net, primarily includes gain (loss) on foreign currency transactions and gain on termination of operating leases.

22. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For years ended December 31,
	2021	2020
Net loss	$(37,713)	$(10,987)
Weighted average common shares outstanding, basic and diluted	8,808,233	22,915
Net loss per share, basic and diluted	$(4.28)	$(479.48)

The following table sets forth the potential common shares that were not included in the diluted per share calculations because they would be anti-dilutive:

December 31,	2021	2020
Common stock warrants	4,349,537	-
Common stock options	613,614	-
Restricted Stock Units	170,068	-

23. Commitments and Contingencies

Facility Leases

The Company leases its corporate headquarters under an operating lease that expires in November 2025. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the balance sheets.

In connection with the acquisition of Cutanea Life Sciences, Inc., the Company assumed various property leases in Pennsylvania, which were non-cancellable. All Cutanea property leases are operating leases and ended in 2021. A security deposit in the amount of $0.1 million was recorded within prepaid expenses and other current assets at December 31, 2021 and December 31, 2020.

Rent expense is recorded on a straight-line basis through the end of the lease term. Certain Cutanea office space was subleased to other tenants. The Company incurred rent expense, net of sublease income, in the amount of $0.8 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, which was included in selling, general, and administrative expenses.

Auto Leases

The Company also leases autos for its field sales force with a lease payment term of 40 months. The Company incurred auto lease expense of $0.5 million for each of the years ended December 31, 2021 and 2020, respectively.

The minimum aggregate payments of all future lease commitments at December 31, 2021, are as follows:

(in thousands)

Years ending December 31,	Future lease commitments
2022	$695
2023	494
2024	470
2025	352
Thereafter	-
Total	$2,011

Cutanea earnout payments

We are obligated to repay to Maruho $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 in start-up cost financing paid to us in connection with the Cutanea acquisition.

We are also obligated to share product profits with Maruho equally from January 1, 2020 through October 30, 2030. Refer to Note 3, Acquisition Contract Liabilities.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made in 2021 or 2020 related to Xepi® milestones

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On November 29, 2021, the Company entered into a settlement and release agreement with respect to a lawsuit filed March 23, 2018 in the United States District Court for the District of Massachusetts in which we were alleged to have infringed on certain patents and misappropriated certain trade secrets. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million to settle the claims in the litigation. The Company will be responsible for $11.25 million of the aggregate settlement amount, plus interest accrued at a rate equal to the weekly average one-year constant maturity Treasury yield, and agreed to pay in three annual installments. The first installment of $11.3 million (of which $5.6 million was Biofrontera AG’s portion) was paid in December 2021 by the Company.

While Biofrontera AG has agreed to pay a portion of the settlement, the Company remains jointly and severally liable for the full settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the agreement, the claimant could compel the Company to pay Biofrontera AG’s share. If either the Company or Biofrontera AG violates the terms of the settlement agreement, this could nullify the settlement and the Company may lose the benefits of the settlement and be liable for a greater amount. As of December 31, 2021, we have recorded a legal settlement liability in the amount of $11.3 million for the remaining payments due and a related receivable from related party of $11.3 million, in accordance with the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. As of April 8, Biofrontera AG has not paid the first reimbursement amount to the Company. We determined that the potential of Biofrontera AG to default on its obligation was less than probable. This is supported by the March 31, 2022 Amended Settlement Allocation Agreement between the Company and Biofrontera AG. The Amended Allocation Agreement provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable has been recorded as of December 31, 2021.

If needed, Biofrontera AG should also be able to monetize some or all of the 8,000,000 common stock shares in the Company in the open market Considering the lowest stock price since the IPO of $2.28, Biofrontera AG can procure up to a little over $18m from the stock sale to settle its current obligation as well as the amounts due in 2022 and 2023. The lock-up period will expire on May 2, 2021 allowing the shares to be freely traded after that point.

24. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of employee contributions up to a maximum of 6% of employees’ salary.

For each of the years ended December 31, 2021 and 2020, matching contribution costs paid by the Company were $0.2 million.

25. Subsequent Events

Election of New Director

On March 2, 2022, the board of directors of Biofrontera Inc. voted to increase the size of the Board from four directors to five directors and appointed Kevin D. Weber to fill the vacancy resulting from such increase. Mr. Weber will serve as a Class II Director to hold office for a term expiring at the annual meeting of the Company’s stockholders for fiscal year 2023. Mr. Weber’s term as director began upon his appointment at the March 2, 2022 meeting. Mr. Weber does not currently serve on any committees of the Board.

Amendment to Lübbert Employment Agreement

On March 2, 2022, Hermann Lübbert and the Company entered into an amendment to his employee agreement. The amendment is effective as of December 15, 2021 and the key terms of the Amendment are summarized below:

Effective Date. Prof. Dr. Lübbert’s employment agreement was amended to remove the conditions for its effectiveness and replaced them with an effective date of December 15, 2021.

Performance. The employment agreement was amended such that Prof. Dr. Lübbert agrees to devote 100% of his working capacity to his duties as the Company’s Executive Chairman.

Compensation. Under the Amendment, Prof. Dr. Lübbert’s base salary will be $468,500 and he will be eligible to receive a cash bonus of up to 65% of his base salary upon the attainment of performance goals set in advance by the Board. The actual amount of any bonus shall depend upon the level of achievement of set targets, however no bonus shall be paid if the level of target achievement is below 70%.

Amendment to Settlement Allocation Agreement

On March 31, 2022, Biofrontera Inc. entered into an Amended Settlement Allocation Agreement (the “Allocation Agreement”) between the Company and Biofrontera AG in connection with the previously disclosed settlement on November 29, 2021 of the lawsuit brought against Biofrontera AG and its subsidiaries, including the Company, in March 2018 by DUSA Pharmaceuticals, Inc. (“DUSA”) and certain of its affiliates. Under the settlement agreement with DUSA, the Company and Biofrontera AG are jointly and severally liable for an aggregate payment of $22.5 million to DUSA, payable in three installments, to settle the claims of the lawsuit. The Company and Biofrontera AG had agreed at the time they entered into the settlement agreement that they would each be responsible for $11.25 million of the aggregate settlement amount. Biofrontera AG is a significant shareholder of the Company, its former parent and the licensor of the Company’s principal licensed product, Ameluz®.

Under the terms of the Allocation Agreement, the Company and Biofrontera AG agreed that the Company will pay the full amount of each installment under the settlement agreement to DUSA when such installment is due. Biofrontera AG agrees to reimburse the Company for half of each such installment no later than January 31st of the year following such installment. The Company paid the full amount of first installment under the settlement agreement in December 2021 and, thus, the first reimbursement was due on January 31st, 2022. As of April 7, 2022, Biofrontera AG has not paid the first reimbursement amount to the Company.

The Allocation Agreement provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®).

Amendment to Monaco Employment Agreement

On April 1, 2022, Erica Monaco and the Company entered into an amendment to her employee agreement. The Amendment is effective as of April 1, 2022 and amends her compensation as follows:

Base Salary: Ms. Monaco’s annual base salary will be increased to $450,000 from $300,000.

Cash Bonus: Ms. Monaco will now be eligible to receive a cash bonus of up to 60% of her base salary upon the attainment of performance goals set in advance by the Board; whereas she had been previously eligible to receive a cash bonus of up to 30% of her base salary. The actual amount of any bonus shall depend upon the level of achievement of set targets; however, no bonus shall be paid if the level of target achievement is below 70%.

The remainder of Ms. Monaco’s Amended Employment Agreement remains in full force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Director Finance, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Senior Director Finance concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audits of our financial statements as of and for the years ended December 31, 2021 and December 31, 2020, we identified a material weakness in our internal control over financial reporting. The previously identified material weakness pertains to our oversight of work being performed for the Company by third-party service providers; as the Company’s management review control over information produced by third-party service providers was not sufficiently precise to identify errors. Specifically, as part of the valuation of an intangible asset in connection with the acquisition of Cutanea, we failed to identify a computational error within the valuation model for the Xepi® intangible asset. In addition, in 2021 an error in the valuation of the same intangible asset was identified relating to insufficient information being provided to the third-party consultant in connection with an impairment assessment.

Relating to the previously identified deficiency relating to management’s review of work performed by specialists, management has implemented measures designed to improve our internal control over financial reporting including formalized reviews of transactions handled by the specialist. However, in light of the current year control deficiency, the remediation is still considered to be in process. We will monitor the effectiveness of our remediation plan and will continue to make changes we determine to be appropriate. As a result, management has concluded that the material weakness was not fully remediated as of December 31, 2021.

Management has corrected this error related to the accounting for the intangible asset impairment in the financial statements prior to the filing of the 10-K. In addition, Management will continue its remediation work by adding steps to the engagement of third-party specialists for assistance with complex or judgmental accounting areas, including checks and balances over the proper flow of information to the specialist to allow for an adequate understanding of the transaction.

As previously noted, we are still in process of remediating this material weakness as of December 31,2021. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

Management’s Annual Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies, outside of the conclusion noted in the section above regarding the material weakness identified during fiscal year 2020 and 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the certain internal controls implemented in connection with our remediation efforts described above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Form 10-K):

Name	Age	Position(s)	Since
Executive Officers
Prof. Hermann Lübbert Ph.D.	65	Executive Chairman and Director	November 2021
Erica Monaco, CPA	37	Chief Executive Officer	November 2021

Non-Employee Directors
John J. Borer	64	Director	November 2021
Loretta M. Wedge, CPA, CCGMA	61	Director	November 2021
Beth J. Hoffman, Ph.D.	64	Director	November 2021
Kevin D. Weber	63	Director	March 2022

Executive Officers

Prof. Hermann Lübbert, Ph.D. founded Biofrontera AG in 1997 and has served as Biofrontera Inc.’s Executive Chairman since November 2021 and as chairman of its board of directors since March 2015. Until December 2021, Prof. Dr. Lübbert had served as the chief executive officer of Biofrontera AG, chairman of the management board of Biofrontera AG, and as a managing director of all subsidiaries of Biofrontera AG. Prof. Dr. Lübbert has also served as the chief executive officer of Biofrontera Inc. (March 2015 – January 2020; March 2021-November 2021) and as the chairman of Biofrontera Inc.’s board of directors (March 2015-present). He studied biology in his hometown of Cologne and received his doctorate there in 1984. Following 3.5 years in academic research at the University of Cologne and the California Institute of Technology, he gained experience in managing a global research organization during 10 years at Sandoz, where he served as Head of Genome Research, and Novartis Pharma AG, where he served as a member of the global Neuroscience Research Management Team. He qualified as a university lecturer at the Swiss Federal Institute of Technology (ETH) Zurich and in addition to his engagements at Biofrontera held a professorship for animal physiology at the Ruhr-University Bochum from which he retired on February 28, 2022.

.

Erica Monaco has served as Biofrontera Inc.’s Chief Executive Officer since November 2021. She has held senior leadership positions since joining Biofrontera in 2016, including as Chief Financial Officer and Chief Operating Officer and acted as a member of Biofrontera Inc.’s Board of Directors from January 2020 until November 2021. Erica previously held financial leadership roles with SUN Pharma from 2013 to 2016 where she directed financial operations for two GMP facilities specializing in PDT, sterile injectable diagnostics and contract manufacturing. Prior to 2013, Erica worked for WGBH Educational Foundation managing financial planning and analysis for public media production and broadcasting and for Deloitte providing audit, assurance and tax consulting services for public companies. Erica received her Bachelor of Business Administration with an Accounting concentration and her Master of Science in Accounting (M.S.A) from The Isenberg School of Management at the University of Massachusetts. She holds an active CPA license.

Non-Employee Directors

John J. Borer III, J.D. became a member of our board of directors in November 2021. Since 2012, he has been the Senior Managing Director and Co-Head of Investment Banking at The Benchmark Company, LLC. He was formerly the Chief Executive Officer and Head of Investment Banking at Rodman & Renshaw and has held senior positions at Security Pacific Business Credit and Barclays American Business Credit. Mr. Borer has also served on the Supervisory Board of Biofrontera AG since May 2016 until December 2021. He holds a Doctor of Law degree (J.D.) from Loyola Law School in Los Angeles, California and a degree in Agricultural Economics from The University of California, Davis.

Loretta M. Wedge, CPA, CCGMA became a member of our board of directors in November 2021. She has been the Managing Partner of SemperFi Accounting Services, LLC since July 2019. Prior to that, from February to October 2017 she was the Vice President, Finance & Controller of Velcro Companies and between June 2015 and February 2017, she was the Vice President & Controller of CRISPR Therapeutics. Ms. Wedge is a financial executive with over 25 years of both public and private sector experience including extensive manufacturing, utility, medical device, bio-pharma and experience. She has an M.B.A. from California State University in Sacramento, California. She holds an active CPA license and is also a Certified Chartered Global Management Accountant.

Beth J. Hoffman, Ph.D. became a member of our board of directors in November 2021. Dr. Hoffman is the founder, and, since 2015, has been the President and Chief Executive Officer, of Origami Therapeutics, Inc., in San Diego, California. Dr. Hoffman has over 20 years of experience in drug discovery and development. Dr. Hoffman has made major contributions to the launch of two first-in-class drugs and two best-in-class drugs for Cystic Fibrosis. Beth holds her Ph.D. in Biology from The Johns Hopkins University in Baltimore, Maryland.

Kevin D. Weber became a member of our board of directors in March 2022. Mr. Weber is an experienced pharmaceutical executive who brings to Biofrontera more than 30 years of executive and commercialization experience with a particular expertise in product marketing. He has worked in a range of therapeutic areas including clinical and aesthetic dermatology, pain management, inborn errors of metabolism and respiratory medicine. He is currently a Principal at Skysis, a biotech-focused brand management consulting practice, and previously served as CEO of Paraffin International. Prior to Paraffin, Mr. Weber served in senior executive and marketing roles at Depomed, Hyperion Therapeutics and Medicis Pharmaceuticals. From 2016 to 2021 Mr. Weber served as a member of the supervisory board of Biofrontera AG. Mr. Weber previously served on the Boards of Directors of the American Academy of Pain Medicine Foundation, the American Chronic Pain Association and the Arizona Bioindustry Association. He holds a B.S. in Business Administration from Western Michigan University.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons have been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2021 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except for one late Form 4 for Prof. Dr. Lübbert reporting the grant of restricted stock units and stock options on December 9, 2021 due to an administrative error.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at https://investors.biofrontera-us.com/wp-content/uploads/2021/10/Code-of-Conduct.pdf. In addition, we post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on or accessed through our website is deemed not to be incorporated in this Form 10-K or to be part of this Form 10-K.

Procedures for Shareholders to Recommend Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

We have an audit committee of the board of directors, which consists of Mr. Borer, Dr. Hoffman and Ms. Wedge. Before the expiration of the phase-in period applicable to initial public offerings under SEC and Nasdaq rules, all members of our audit committee will be independent for audit committee purposes. The board of directors has determined that Ms. Wedge qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Annual Report on Form 10-K

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Item 11. Executive Compensation

Summary Compensation Table

Executive Compensation during the years ended December 31, 2021 and 2020 was as follows:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Prof. Hermann Lübbert Ph.D., Executive Chairman	2021	18,019*	-	540,818	280,885	-	-	-	839,722
	2020	-	-	-	-	-	-	-	-
Erica Monaco, CPA, Chief Executive Officer	2021	294,231	107,658	270,407	140,441	-	-	235	812,972
	2020	244,135	67,000	-	-	-	-	321	311,456

* for services during December 14, 2021 – December 31, 2021

Refer to Note: 19. Equity Incentive Plans and Share-Based Payments for all assumptions used in the valuation of the stock awards and option awards.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Arrangements

The following summarizes the material terms of the employment offer letters and employment agreements with each of our named executive officers.

Monaco Employment Agreement

On October 21, 2019, we entered into an employment agreement with Erica Monaco pursuant to which she agreed to continue to serve as our Vice President of Finance and Operations. This agreement was amended on January 6, 2020, pursuant to which she agreed to serve as our Chief Financial Officer in consideration for an annual base salary of $270,000 and eligibility to receive a cash bonus of up to 30% of her base salary and to participate in any benefit programs we make available to our employees. Ms. Monaco’s employment agreement is for no particular terms and provides “at will” employment, provided that, if we terminate Ms. Monaco without “cause” (as such term is defined in Ms. Monaco’s employment agreement), we must provide her with ninety (90) days’ notice.

On August 11, 2021, we entered into a new employment agreement with Ms. Monaco. The agreement provides that Ms. Monaco will serve as our Chief Executive Officer with a base salary of $300,000 as well as provides a signing bonus of $75,000 paid in two installments. The terms of this agreement are otherwise substantially the same with those of her current employment agreement.

Lübbert Employment Agreement

Prior to our initial public offering, Prof. Dr. Lübbert had not received compensation from us (or that has been or will be reimbursed by us) for his service as Chairman of our Board of Directors or as Chief Executive Officer during that period. Instead, his services were rendered as a part of his duties as the Chief Executive Officer of our former parent, Biofrontera AG. In the fiscal year ended December 31, 2019, he received total compensation from Biofrontera AG of €718,881 ($849,789) (based on the noon buying rate of the Federal Reserve Bank of New York for the euro on September 10, 2021, which was €1.00 to $1.1821), which included a base salary of €350,000 ($413,735), a bonus of €167,476 ($197,973), €36,962($43,693) in option awards and €148,847 ($175,952) in income from the exercise of existing stock options. In the fiscal year ended December 31, 2020, Prof. Dr. Lübbert received total compensation from Biofrontera AG of €707,000 ($835,745), which included a base salary of €322,000 ($380,633), €290,000 ($342,809) in stock appreciation rights and €86,000 ($101,661) in income from the exercise of existing stock options. His initial base salary from Biofrontera AG for the fiscal year ended December 31, 2021 is €390,000 ($461,019), and he will be eligible for a bonus of up to €195,000 ($230,510) if certain targets are met, which can double with over-achievement of those targets. Under his contract with Biofrontera AG, he is also entitled to receive €292,500 ($345,764) in stock appreciation rights.

On October 1, 2021, we entered into an amended employment agreement with Prof. Dr. Lübbert that became effective on December 14, 2021, the day after his last day of employment with Biofrontera AG. The agreement provides that Prof. Dr. Lübbert will continue to serve as our Executive Chairman and devote 100% of his time to his role as Executive Chairman. Subsequently, Prof Dr. Lübbert’s agreement was further amended on March 2, 2022 (effective retroactively to December 15, 2021) to establish his base salary of $468,500, with eligibility to receive a cash bonus of up to 65% of his base salary upon the attainment of performance goals set in advance by the Board. The actual amount of any bonus shall depend upon the level of achievement of set targets. No bonus will be paid if our board of directors determines that the target achievement of the respective year was below 70%. We also agree to allow Prof. Dr. Lübbert to participate in any benefit programs we make available to our employees.

2021 Equity Awards

Each of our named executive officers holds outstanding options and restricted stock unit awards that were all awarded in the fiscal year 2021 following our initial public offering. These awards are described in more detail in the “Outstanding Equity Awards at Fiscal Year End” table below and in Note 19, Equity Incentive Plans and Share-Based Payments of the Notes to the Financial Statements for additional information.

We maintain the 2021 Omnibus Incentive Plan, which provided for the issuance of stock option awards to our eligible employees (including our named executive officers). See additional details in the “General Information About the 2021 Omnibus Incentive Plan” below.

Ms. Monaco’s Stock Option Award

On December 9, 2021, Ms. Monaco was granted an option to purchase 56,689 shares of our common stock under the terms of the 2021 Omnibus Incentive Plan, as described below, at an exercise price of $4.77 per share. Subject to Ms. Monaco’s continued employment through the applicable vesting date, the option will vest and become exercisable in three equal annual installments, beginning on December 9, 2022. In the event of Ms. Monaco’s death, disability, or termination for good reason while any portion of the option remains unvested, the option will become immediately vested and exercisable with respect to 100 percent of the option shares as of the date of such occurrence. In the event of termination for cause, Ms. Monaco will forfeit the vested and unvested portions of the option. In the event of termination for any other reason, the unvested portion of the option will be forfeited as of the termination date, and the vested portion will expire on the earlier of the last day of the applicable option period or the 90th day following the termination date.

Ms. Monaco’s Award of Restricted Stock Units

On December 9, 2021, Ms. Monaco also received a grant of 56,689 restricted stock units under the terms of the 2021 Omnibus Incentive Plan, as described below, and subject to the applicable award agreement between Ms. Monaco and the Company. Each restricted stock unit represents a contingent right to receive one share of our common stock. The restricted stock units vest on June 9, 2022, subject to Ms. Monaco’s continued employment through the vesting date. Each vested restricted stock unit will be settled, at the Company’s discretion, in shares, cash or a combination of shares and cash, within 60 days of the vesting date. Ms. Monaco is entitled to dividend equivalents with respect to the restricted stock units. In the event of Ms. Monaco’s death, disability, or termination for good reason while the restricted stock units remain unvested, 100 percent of the restricted stock units will become immediately vested as of the date of such occurrence. In the event of termination or cause, the unvested and vested portion of the restricted stock units will be cancelled immediately and any rights to the underlying shares of stock will be forfeited.

Prof. Dr. Lübbert’s Stock Option Award

On December 9, 2021, 2021, Prof. Dr. Lübbert was granted an option to purchase 113,379 shares of our common stock under the terms of the 2021 Omnibus Incentive Plan, as described below, at an exercise price of $4.77 per share. Subject to Prof. Dr. Lübbert’s continued employment through the applicable vesting date, the options will vest in three equal annual installments beginning on December 9, 2022. In the event of the Prof. Dr. Lübbert’s death, disability, or termination for good reason while any portion of the option remains unvested, the option will become immediately vested and exercisable with respect to 100 percent of the option shares as of the date of such occurrence. In the event of termination for cause, Prof. Dr. Lübbert will forfeit immediately the vested and unvested portions of the option. In the event of termination for any other reason, the unvested portion of the option will be forfeited as of the termination date, and the vested portion will expire on the earlier of the last day of the applicable option period or the 90th day following the termination date.

Prof Dr. Lübbert’s Award of Restricted Stock Units

On December 9, 2021, Prof. Dr. Lübbert also received a grant of 113,379 restricted stock units under the terms of the 2021 Omnibus Incentive Plan, as described below, and subject to the applicable award agreement between Prof. Dr. Lübbert and the Company. Each restricted stock unit represents a contingent right to receive one share of our common stock. The restricted stock units vest on June 9, 2022, subject to Prof. Dr. Lübbert’s continued employment through the vesting date. Each vested restricted stock unit will be settled, at the Company’s discretion, in shares, cash or a combination of shares and cash, within 60 days of the vesting date. Prof. Dr. Lübbert is entitled to dividend equivalents with respect to the restricted stock units. In the event of Prof. Dr. Lübbert’s death, disability, or termination for good reason while the restricted stock units remain unvested, 100 percent of the restricted stock units will become immediately vested as of the date of such occurrence. In the event of termination for cause, the unvested and vested portions of the restricted stock units will be cancelled immediately and any rights to the underlying shares of stock will be forfeited.

General Information About the 2021 Omnibus Incentive Plan

On July 23, 2021, our board of directors adopted and our sole shareholder at the time approved the 2021 Omnibus Incentive Plan. The purpose of the 2021 Omnibus Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for or increasing their proprietary interests in the Company.

The 2021 Omnibus Incentive Plan is a stock incentive plan under which we may offer securities of the Company to our employees. The 2021 Omnibus Incentive Plan is not subject to any provisions of the U.S. Employee Retirement Income Security Act of 1974 and is not qualified under Section 401(a) of the Code. The 2021 Omnibus Incentive Plan permits Biofrontera to satisfy any awards under the 2021 Omnibus Incentive Plan by distributing to participants (1) authorized and unissued shares of Biofrontera common stock, (2) shares of common stock held in the Biofrontera treasury, (3) shares of Biofrontera common stock purchased on the open market or (4) shares of Biofrontera common stock acquired through private purchase.

Eligibility

Employees, directors, officers and consultants or advisors of the Company and its affiliates are eligible for awards under the 2021 Omnibus Incentive Plan. The Committee (as discussed below) has the sole and complete authority to determine who will be granted awards under the 2021 Omnibus Incentive Plan.

Administration

The 2021 Omnibus Incentive Plan is administered by the Committee, which consists of the members of our compensation committee, or if our board of directors is acting as our compensation committee, the individuals constituting “eligible” directors of our board of directors. The Committee administers the 2021 Omnibus Incentive Plan, except in the case of awards to non-employee directors. Awards to non-employee directors are administered by our board of directors. The Committee in its discretion may delegate any and all of its duties to officers of the Company. The Committee or, in the case of awards to non-employee directors, our board of directors, has the authority to determine the terms and conditions of any agreements relating to awards granted under the 2021 Omnibus Incentive Plan (agreements may differ among participants), and to adopt, alter and repeal rules, guidelines and practices relating to the 2021 Omnibus Incentive Plan. The Committee or, in the case of awards to non-employee directors, our board of directors, has full discretion to administer and interpret the 2021 Omnibus Incentive Plan, and to adopt whatever rules, regulations and procedures it deems necessary or advisable.

Duration; Plan Amendments

The 2021 Omnibus Incentive Plan expires by its terms on the tenth anniversary of the Plan Effective Date. However, our board of directors may terminate the 2021 Omnibus Incentive Plan before that date. No awards can be granted under the 2021 Omnibus Incentive Plan after the 2021 Omnibus Incentive Plan has terminated. However, awards granted prior to the date on which the 2021 Omnibus Incentive Plan terminates will not be affected by the termination and the terms and conditions of the 2021 Omnibus Incentive Plan will continue to apply to those awards.

Shares Available for Awards

Shares Available for Issuance

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Omnibus Incentive Plan is 2,750,000, subject to certain adjustments for corporate transactions, as described in the section entitled “—Adjustments” below. No participant may be granted awards of options and/or stock appreciation rights or performance compensation awards with respect to more than 900,000 shares of common stock in any one year. On termination, forfeiture, or expiration of an unexercised stock option grant or other award, in whole or in part, the number of shares of common stock subject to such unexercised stock option grant or other award will become available again for grant under the 2021 Omnibus Incentive Plan. Also, shares subject to a stock option grant or other award that are not delivered to a participant because they are used to satisfy a tax withholding obligation or that are withheld to pay all or a portion of an option’s exercise price will again become available for grant under the 2021 Omnibus Incentive Plan. In addition, shares of Biofrontera common stock will not be considered used if the award to which they relate is settled in cash. Further, shares subject to awards granted in assumption or substitution of outstanding awards of an acquired entity shall not be counted against the shares of our common stock available for issuance under the 2021 Omnibus Incentive Plan.

Awards

Stock Options

Nonqualified or incentive stock options may be granted under the 2021 Omnibus Incentive Plan. The Committee sets the terms of the stock option grant at the time the grant is made. These terms are described in a stock option agreement.

Restricted Stock Awards

Restricted stock awards may be granted under the 2021 Omnibus Incentive Plan. The Committee will set the terms of the restricted stock award at the time of grant and will describe these terms in a restricted stock award agreement.

If the specified performance criteria are not achieved within the established time frame, the shares will be forfeited, unless the terms of the applicable restricted stock award agreement also provide for service-based vesting, catch-up vesting or otherwise specifically alter this treatment.

Restricted Stock Units

Restricted stock unit awards may be granted under the 2021 Omnibus Incentive Plan. The Committee will set the terms of the restricted stock unit award at the time of grant and will describe these terms in a restricted stock unit agreement.

Stock Bonus Awards

Participants may receive under the 2021 Omnibus Incentive Plan a grant of unrestricted shares of Biofrontera common stock or other awards, including fully-vested deferred stock units, denominated in common stock, as determined by the Committee.

Cash Bonus Awards

Participants may also receive under the 2021 Omnibus Incentive Plan a cash bonus award. No cash bonus award to any one Participant (as defined in the 2021 Omnibus Incentive Plan) in any calendar year can exceed $1,500,000.

Additional Information

Adjustments

The 2021 Omnibus Incentive Plan provides for appropriate adjustments in the number of shares of common stock subject to awards and available for future awards, the exercise price of outstanding awards, as well as the maximum award limits under the 2021 Omnibus Incentive Plan, in the event of changes in our outstanding common stock by reason of a merger, stock split, reorganization, recapitalization or similar events. The Committee may also make these types of adjustments if a change in law or circumstances would result in any substantial dilution or enlargement of the rights of participants under the 2021 Omnibus Incentive Plan.

Repricing

Repricing of options and SARs is generally prohibited under the 2021 Omnibus Incentive Plan without approval of our stockholders.

Change in Control

Unless the applicable award agreement provides otherwise, in the event of a “change in control” of Biofrontera (as defined in the 2021 Omnibus Incentive Plan),

•	the Committee may in its discretion determine that all options and SARs will become vested and immediately exercisable, and/or the restricted period with respect to any restricted shares or restricted stock units will expire immediately (including a waiver of any applicable performance goals); and

•	all incomplete performance periods in effect on the date the change in control occurs will end on the date of the change in control, and the Committee will determine the extent to which performance goals with respect to each such award period have been met based upon such audited or unaudited financial information then available as it deems relevant; and each participant will be paid partial or full awards with respect to performance goals for each relevant award period based upon the Committee’s determination of the degree of attainment of any performance goals; and

•	with respect to a Senior Participant (as defined in the 2021 Omnibus Incentive Plan) who is terminated by the Company or its affiliates without “cause” (as defined in the 2021 Omnibus Incentive Plan): (i) within twelve months following a change in control or, (ii) in contemplation of a change in control, all awards will become fully vested and exercisable immediately, irrespective of vesting schedules and the restricted period shall end at the time of the termination.

In the event of a change in control, the Committee may in its discretion also make adjustments to the stock options and other awards granted under the 2021 Omnibus Incentive Plan. The Committee may substitute shares of the surviving entity or another corporation that is party to the transaction for shares of Biofrontera common stock. In connection with such an event, the Committee may also determine that outstanding awards will be cancelled in return for a cash payment equal to the value of the cancelled awards. In the event that the Committee decides to cancel outstanding awards, holders of outstanding awards will receive ten days’ advance notice.

Tax withholding

Participants in the 2021 Omnibus Incentive Plan must make a cash payment to us, or make other arrangements satisfactory to the Committee, to satisfy the tax withholding obligations that arise under applicable law with respect to a stock option or other award granted under the Plan, including without limitation any U.S. federal income and employment taxes and other applicable state and local taxes. Under certain circumstances, participants may be permitted to satisfy their tax withholding obligation, in whole or in part, by having us withhold from the shares of common stock otherwise deliverable to them on the exercise of a stock option, restricted stock unit or SAR, or by surrendering shares having a fair market value on the date of exercise equal to the exercise price.

Transferability and assignment

In general, participants in the 2021 Omnibus Incentive Plan can exercise an option or other award received under the 2021 Omnibus Incentive Plan only during their lifetime. Unless the agreement under which the stock option or other award was granted provides otherwise, participants cannot transfer stock options or other awards (except for shares that are not subject to a restricted period), except by will or the laws of descent and distribution or pursuant to a domestic relations order issued by a court of competent jurisdiction.

Award Termination; Forfeiture; Disgorgement

The Committee will have full power and authority to determine whether, to what extent and under what circumstances any award will be terminated or forfeited. To the extent provided in the award agreement, if a participant is terminated for “cause” (as defined in the 2021 Omnibus Incentive Plan) or if they engage in certain activities after termination as determined by the Committee, then any outstanding stock options or other awards granted to such participant may be cancelled, and under certain circumstances, they may be required to return the gain received from certain awards. Awards granted under the 2021 Omnibus Incentive Plan are also subject to any compensation recovery policy or minimum stock holding period requirement adopted by Biofrontera.

General Information About the Employee Stock Purchase Plan (the “ESPP”)

We will use the ESPP to provide eligible employees with the opportunity to purchase our common stock, thereby encouraging employees to share in the economic growth and success of the Company through stock ownership. The ESPP was adopted by our board of directors on July 23, 2021 and became effective upon approval of our shareholders on July 23, 2021, although we have not allocated any shares to the program at this time. At a future date, we will seek shareholder approval to authorize the offering of shares of our common stock pursuant to the ESPP. The ESPP is not qualified under Section 401(a) of the Code, which deals with the tax treatment of qualified retirement plans. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP is not subject to any provisions of the U.S. Employee Retirement Income Security Act of 1974, as amended. The ESPP is administered by our compensation committee, or a duly-authorized delegate. The administrator has full and exclusive authority to interpret the terms of the ESPP and determine eligibility.

In general, unless the administrator determines otherwise, all full and part-time employees who are employed by us or a designated subsidiary are eligible to participate in offerings under the ESPP. The administrator may exclude the following employees from offerings under the ESPP: employees who have been employed for less than two years, are highly compensated or subject to Section 16 of the Exchange Act, or who are citizens or residents of certain foreign jurisdictions. In addition, employees who beneficially own 5% or more of the total combined voting power of all classes of our capital stock, who are customarily employed 20 hours or less per week, or are customarily employed for not more than five months during the year are excluded from participating in the ESPP. When shares are available, employees may acquire shares of our common stock through payroll deductions, which may not exceed 15% of their compensation during any pay period. The purchase price of the shares in each qualified offering will be 85% of the fair market value of our closing common stock price on the last day of a designated offering period.

General Information About the 401(k) Plan

We sponsor a 401(k) defined contribution plan in which our named executive officers may participate, subject to limits imposed by the Code, to the same extent as our other full-time employees. Currently, we match 50% of contributions made by participants in the 401(k) plan up to a maximum of 6% of the employee’s base salary per year. All matching contributions are subject to vesting at the rate of 25% per year of service.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth as of the end of fiscal year 2021 all outstanding equity awards held by our named executive officers:

		Option Awards				Stock Awards
								Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option ExpirationDate	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares or Units That Have Not Vested (#)	Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)
Erica Monaco
Stock options (1)	-	-	56,689	4.77	12/9/2031	-	-	-	-
Restricted stock units (2)	-	-	-	-	-			56,689	270,407
Hermann Luebbert
Stock options (1)	-	-	113,379	4.77	12/9/2031	-		-	-
Restricted stock units (2)	-	-	-	-	-	-	-	113,379	540,818

(1) The option vests in three equal annual installments beginning on December 9, 2022.

(2) Each restricted stock unit represents a contingent right to receive one share of BFRI common stock. The restricted stock units vest on June 9, 2022. Each vested restricted stock unit will be settled, at the Company’s discretion, in shares, cash or a combination of shares and cash, within 60 days of the vesting date.

Director Compensation

Director compensation for the year ended December 31, 2021, which was pro-rated for board members who served less than the entire service period during fiscal 2021, are shown on the table below:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Total ($)
Hermann Lübbert(1)
Erica Monaco(2)
John J. Borer	10,000	-	-	10,000
Loretta M. Wedge, CPA, CCGMA	10,000	-	-	10,000
Beth J. Hoffman, Ph.D.	10,000	-	-	10,000

(1) As described above in this Item 11, Prof. Dr. Lübbert was granted a stock option award and restricted stock units in his capacity as an employee of the Company, not for his service as a director.

(2) Ms. Monaco was a director of the Company until the completion of our initial public offering.

Narrative to Director Compensation Table

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy each director who is not an employee is paid cash compensation as set forth below:

Annual Retainer

Board of Directors:
All non-employee members	$35,000
Additional retainer for non-executive chairperson	$30,000
Audit Committee:
Members	$7,500
Additional retainer for chair	$7,500
Compensation Committee:
Members	$5,000
Additional retainer for chair	$5,000
Nominating and Corporate Governance Committee:
Members	$4,000
Additional retainer for chair	$4,000

These fees are payable in four equal quarterly installments, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors or any committee of the board of directors. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending our board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
2021 Omnibus Incentive Plan	783,682	3.73	1,966,318

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2021, for each person or group known to us who beneficially owns more than 5% of our common stock, each of our directors and director nominees, each of our named executive officers and all of our directors, director nominees and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Our common stock subject to options or RSUs that are currently exercisable or exercisable within 60 days of December 31, 2021 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Unless otherwise noted below, the address of each person listed on the table is c/o Biofrontera Inc., 120 Presidential Way, Suite 330, Woburn, Massachusetts 01801.

Name of beneficial owner	Common Stock beneficially owned	% of Common Stock Owned	Options exercisable within 60 days
5% or more stockholders:
Biofrontera AG Hemmelrather Weg 201 D-51377 Leverkusen, Germany	8,000,000	46.8	-

Named executive officers and directors:
Hermann Lübbert	-	-	-
Erica Monaco	-	-	-
John J. Borer	-	-	-
Loretta M. Wedge, CPA, CCGMA	-	-	-
Beth J. Hoffman, Ph.D.	-	-	-
Kevin D. Weber	-	-	-

All current directors and executive officers as a group (5 persons)	-	-	-

*	Represents beneficial ownership of less than 1% of outstanding shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following are summaries of certain provisions of transactions within the past three years to which we have been a party, in which the amount involved exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or immediate family member thereof, had or will have a direct or indirect material interest, and are qualified in their entirety by reference to all of the provisions of such agreements.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Management

Prof. Dr. Lübbert used to be Chief Executive Officer and Chairman of the management board of Biofrontera AG, our former parent and currently a significant stockholder. Following his resignation from Biofrontera AG in December 2021, he will begin to receive compensation from us for his services to our company as determined in accordance with the terms of his amended employment agreement.

Related Party Agreements

Ameluz® LSA

On July 15, 2016, we executed an exclusive license and supply agreement with Biofrontera Pharma, which was amended in July 2019 to increase the Ameluz® transfer price per unit from 35.0% to 50.0% of the anticipated net selling price per unit as defined in the agreement. Under the agreement, we obtained an exclusive, non-transferable license to use Biofrontera Pharma’s technology to market and sell the licensed products in the United States and certain of its territories, Ameluz® and the RhodoLED® lamp, and must purchase the licensed products exclusively from Biofrontera Pharma. There was no consideration paid for the transfer of the license.

On June 16, 2021, we entered into the Ameluz LSA with Biofrontera Pharma and Biofrontera Bioscience. Under the terms of the Ameluz LSA, we were granted an exclusive, non-transferable license to use Biofrontera Pharma and Biofrontera Bioscience technology to use, import, export, distribute, market, offer for sale and sell Ameluz® and the RhodoLED® lamp series for its approved indications within the United States and certain of its territories.

Under the terms of the Ameluz LSA as entered into on June 16, 2021, we agree to purchase from Biofrontera Pharma a minimum number of units of Ameluz® per year according to an agreed schedule at fifty percent of our anticipated net price per unit for Ameluz®. On October 8, 2021, we entered into an amendment to the Ameluz LSA under which the price we pay per unit will be based upon our sales history, although the minimum number of units to purchase per year remains unchanged. See “Business—Commercial Partners and Agreements—Biofrontera Pharma and Biofrontera Bioscience”for further details.

Purchases of the licensed products during the years ended December 31, 2021 and 2020 were $9.4 million and $5.6 million, respectively, and recorded in inventories in the balance sheets, and, when sold, in cost of revenues, related party in the statements of operations. Amounts due and payable to Biofrontera Pharma as of December 31, 2021 and 2020 were $0.3 million and $1.3 million, respectively, which were recorded in accounts payable, related parties in the balance sheets.

Loan Agreement

On June 19, 2015, we entered into a 6% interest bearing revolving loan agreement with Biofrontera AG, a significant shareholder of the Company. Interest was accrued and paid quarterly over the life of the loan. At December 31, 2021 and 2020, there was no loan principal balance outstanding. There was no interest expense related to the loan for the year ended December 31, 2021. Interest expense related to the loan was $2.5 million for the year ended December 31, 2020.

On December 31, 2020, the Company agreed to convert the outstanding principal balance of the revolving debt of $47.0 million into an aggregate of 7,999,000 shares of common stock at a purchase price of $5.875 per share, for an aggregate gross capital contribution of $47.0 million.

On March 31, 2021, we entered into a new 6% interest bearing revolving loan agreement with Biofrontera AG for $20.0 million in committed sources of funds with a two-year term. The Company did not drawn upon the Second Intercompany Revolving Loan Agreement and upon the completion of our initial public offering, the loan was effectively terminated.

Service Agreements

In December 2021, we entered into an Amended and Restated  Master Contract Services Agreement, or Services Agreement, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the Biofrontera Group’s IT resources as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. If we deem that the Biofrontera Group should continue to provide these services we will execute a statement of work under the Services Agreement with respect to such services. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations services, and are continuously assessing the other services historically   provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) following our initial public offering whether they can or should be obtained from other third-party providers.

Expenses related to the service agreement were $0.7 million and $0.4 million for the years ended December 31, 2021 and 2020, which were recorded in selling, general and administrative, related party. Management asserts that these expenses represent a reasonable allocation from Biofrontera AG. Amounts due to Biofrontera AG related to the service agreement were $0.2 million as of both December 31, 2021 and 2020, which were recorded in accounts payable, related parties in the balance sheets.

Quality Assurance Agreement

On November 1, 2016, we entered into a quality assurance agreement (“QAA”) with Biofrontera Pharma GmbH in connection with the Ameluz LSA. Under the Ameluz LSA, Biofrontera Pharma GmbH agreed to supply products under the LSA of the quality and according to the specifications agreed upon with the FDA in the respective approvals. The QAA allocates quality and regulatory responsibilities including, but not limited to manufacturing, packaging, labeling, complaints, change control and any applicable requirements and is incorporated by reference herein as Exhibit 10.9 to this Annual Report on Form 10-K. The QAA has remained in effect following our initial public offering.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreements was approximately $57,000 and $62,000 for the years ended December 31, 2021 and 2020, respectively and is recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $92,000 and $73,000 as of December 31, 2021 and 2020, respectively, which were recorded as accounts receivable, related party in the balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

During the year ended December 31, 2020, we received start-up cost financing from Maruho in the amount of $4.4 million, pursuant to Cutanea acquisition agreement. There was no start-up cost financing received during the year ended December 31, 2021.

The amounts reimbursed relating to SPA costs Maruho agreed to pay of $0.5 million in 2021 and $1.2 million in 2020 were recorded as other income in the statements of operations.

Amounts due from Maruho, primarily relating to SPA cost reimbursements, were $56,000 as of December 31, 2021 and were recorded in accounts receivable, related parties in the balance sheets. There were no amounts due from Maruho at December 31, 2020.

Other Arrangements

We receive expense reimbursement from Biofrontera AG and Biofrontera Bioscience on quarterly basis for costs incurred on behalf of these entities. Total expense reimbursements were $0.3 million for each of the years ended December 31, 2021 and 2020, which were netted against expenses incurred within selling, general and administrative expenses.

On August 27, 2020, the Company received $1.5 million from Biofrontera Pharma to support our marketing efforts. The amount received was one-time and non-recurring, and was recorded as reduction of cost of revenues, related party and selling, general and administrative in the statements of operations for the year ended December 31, 2020 for $1.1 million and $0.4 million, respectively.

The Company has recorded a receivable of $11.3 million due from Biofrontera AG for its 50% share of a legal settlement for which they are jointly and severally liable for the total settlement amount of $22.5 million. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Of the total receivable of $11.3 million, $8.3 million is short-term and $2.8 million is a long-term receivable

Director Independence

In November 2021, our board of directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors affirmatively determined that each of Dr. Hoffman and Ms. Wedge   is an “independent director,” as defined under the Exchange Act and the rules of Nasdaq.

Certain exemptions are available to us under the rules of Nasdaq and under Rule 10A-3 of the Exchange Act that allow companies a phase-in period for complying with committee independence requirements after an initial public offering. Under these exemptions, companies are permitted to phase in compliance with these rules and regulations as follows: (1) one member must satisfy the requirement at the time of listing; (2) a majority of members must satisfy the requirement within 90 days of listing; and (3) all members must satisfy the requirement within one year of listing. We intend to utilize these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq or the Exchange Act.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

Grant Thornton LLP was our independent registered public accounting firm for the years ended December 31, 2020 and December 31, 2021. The following table summarizes the fees Grant Thornton billed to us for the last two fiscal years All services and fees related to our 2021 audits were either approved by our audit committee or our Board of Directors for work prior to November 2, 2021. Prior to our 2021 audit, all audit services and fees were authorized by our former parent company Biofrontera AG’s Board of Directors.

	Years Ended December 31,
Fee Category	2021	2020
Audit Fees (1)	$990,000	$170,402
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$990,000	$170,402

(1)	Audit fees consist of fees billed for professional services rendered by Grant Thornton LLP for the audits of our annual financial statements, the reviews of our interim financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including our registration statements on Form S-1.

Pre-approval Policies

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to the Company, whether provided by the Company’s principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by its independent registered public accounting firm. During the approval process, our audit committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

PART IV

Item 15. Exhibit and Financial Statements

The following documents are filed as part of this report:

(1)	Financial Statements, included in Part II, “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

2.1#	Share and Purchase Agreement dated March 25, 2019 between Biofrontera Newderm LLC, Biofrontera AG, Maruho Co. Ltd. And Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.13 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 3, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

4.1*	Description of Securities

4.2	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.4	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

10.1#	Amended and Restated License and Supply Agreement dated June 16, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.1 to Company’s Form S-1 filed with the SEC on July 6, 2021).

10.2#	License and Supply Agreement dated March 10, 2014 by and between Ferrer Internacional, S.A. and Medimetriks Pharmaceuticals, Inc., as amended by Amendment No. 1 and Consent and Acknowledgment Agreement with respect thereto (incorporated by reference to Exhibit 4.14 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.3#	Amendment No. 1 to License and Supply Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.15 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.4	Consent and Acknowledgement Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.16 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.5#	Supply Agreement dated March ___, 2018 by and between Ferrer Internacional, S.A. and Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.17 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.6†	Employment Agreement – Erica Monaco (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 12, 2021).

10.7	Second Intercompany Revolving Loan Agreement dated March 31, 2021 by and between the Company and Biofrontera AG (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.8	Amended and Restated Master Contract Services Agreement, by and among the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.9	Quality Agreement dated November 1, 2016, between the Company and Biofrontera Pharma GmbH (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 26, 2021).

10.10	Intercompany Services Agreement dated January 1, 2016, between the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 16, 2021

10.11†	Amended Employment Agreement dated October 1, 2021 – Hermann Lübbert (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2021).

10.12†	2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.13†	Form of Restricted Stock Unit Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.14†	Form of Nonqualified Stock Option Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.15†	Form of Nonqualified Stock Option Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.16†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 filed with the SEC on October 12, 2021).

10.17#	Corrected Amendment to Amended and Restated License and Supply Agreement dated October 8, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 7 to the Company’s Form S-1 filed with the SEC on October 13, 2021).

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.20†

Amendment to Amended Employment Agreement effective as December 15, 2021 and dated March 2, 2022 — Herman Lübbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

10.21

Amended Settlement Allocation Agreement dated March 31,2022 between the Company and Biofrontera Bioscience GmbH, Biofrontera Pharma GmbH, Biofrontera Development GmbH, Biofrontera Neuroscience GmbH, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.22†	Amendment to Employment Agreement effective as April 1, 2022 — Erica Monaco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s S-1 filed with the SEC on July 6, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woburn, Commonwealth of Massachusetts, on April 8, 2022.

BIOFRONTERA INC.

By:	/s/ Erica Monaco
Name:	Erica Monaco
Title:	Chief Executive Officer

Signature	Title	Date

/s/ Erica Monaco	Chief Executive Officer	April 8, 2022
Erica Monaco	(Principal Executive Officer) (Principal Financial Officer)

/s/ Erica Gates	Senior Director Finance	April 8, 2022
Erica Gates	(Principal Accounting Officer)

/s/ Hermann Lübbert	Chairman of the Board of Directors	April 8, 2022
Hermann Lübbert

/s/ John J. Borer	Director	April 8, 2022
John J. Borer

/s/ Loretta M. Wedge	Director	April 8, 2022
Loretta M. Wedge

/s/ Kevin D. Weber	Director	April 8, 2022
Kevin D. Weber

/s/ Beth J. Hoffman	Director	April 8, 2022
Beth J. Hoffman

