Form 10-Q
period 2022-06-30
Biofrontera Inc.
filed 2022-08-12
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 23,550,960, shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31,913	$24,545
Accounts receivable, net	2,001	3,784
Other receivables, related party	3,045	8,647
Inventories	8,808	4,458
Prepaid expenses and other current assets	1,214	4,987

Total current assets	46,981	46,421

Other receivables long term, related party	2,813	2,813
Property and equipment, net	248	267
Intangible asset, net	3,241	3,450
Other assets	343	268

Total assets	$53,626	$53,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931	$658
Accounts payable, related parties	1,290	282
Acquisition contract liabilities, net	3,242	3,242
Accrued expenses and other current liabilities	9,413	9,654

Total current liabilities	14,876	13,836

Long-term liabilities:
Acquisition contract liabilities, net	7,821	9,542
Warrant liability	8,046	12,854
Other liabilities	5,650	5,649

Total liabilities	$36,393	$41,881

Commitments and contingencies (see Note 23)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	$-	$-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 19,011,438 and 17,104,749 shares issued and outstanding as of June 30, 2022 and December 31, 2021	19	17
Additional paid-in capital	91,382	90,200
Accumulated deficit	(74,168)	(78,879)

Total stockholders’ equity	17,233	11,338

Total liabilities and stockholders’ equity	$53,626	$53,219

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Products revenues, net	$4,441	$5,840	$14,177	$10,571
Revenues, related party	16	15	31	28

Total revenues, net	4,457	5,855	14,208	10,599

Operating expenses
Cost of revenues, related party	2,402	2,973	7,377	5,381
Cost of revenues, other	152	135	327	298
Selling, general and administrative	9,669	5,552	17,285	10,310
Selling, general and administrative, related party	346	196	441	360
Restructuring costs	-	186	-	467
Change in fair value of contingent consideration	(1,900)	500	(1,900)	998

Total operating expenses	10,669	9,542	23,530	17,814

Loss from operations	(6,212)	(3,687)	(9,322)	(7,215)

Other income (expense)
Change in fair value of warrants	5,371	-	14,082	-
Interest expense, net	(38)	(85)	(71)	(169)
Other income, net	29	155	52	234

Total other income (expense)	5,362	70	14,063	65

Income (loss) before income taxes	(850)	(3,617)	4,741	(7,150)
Income tax expense	-	44	30	45

Net income (loss)	$(850)	$(3,661)	$4,711	$(7,195)

Income (loss) per common share:
Basic	$(0.05)	$(0.46)	$0.26	$(0.90)
Diluted	$(0.05)	$(0.46)	$0.26	$(0.90)

Weighted-average common shares outstanding:
Basic	18,823,497	8,000,000	17,968,870	8,000,000
Diluted	18,823,497	8,000,000	18,044,174	8,000,000

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance March 31, 2022	17,104,749	$17	$90,717	$(73,318)	$17,416
Issuance of common stock and warrants under private placement, net of issuance costs	1,850,000	2	114	-	116
Issuance of shares for vested restricted stock units	56,689	-	-	-	-
Stock based compensation	-	-	551	-	551
Net loss	-	-	-	(850)	(850)
Balance, June 30, 2022	19,011,438	$19	$91,382	$(74,168)	$17,233

Balance, December 31, 2021	17,104,749	$17	$90,200	$(78,879)	$11,338
Issuance of common stock and warrants under private placement, net of issuance costs	1,850,000	2	114	-	116
Issuance of shares for vested restricted stock units	56,689	-	-	-	-
Stock based compensation	-	-	1,068	-	1,068
Net income	-	-	-	4,711	4,711
Balance, June 30, 2022	19,011,438	$19	$91,382	$(74,168)	$17,233

Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance March 31, 2021	8,000,000	$8	$46,986	$(44,700)	$2,294
Net loss	-	-	-	(3,661)	(3,661)
Balance, June 30, 2021	8,000,000	$8	$46,986	$(48,361)	$(1,367)

Balance, December 31, 2020	8,000,000	$8	$46,986	$(41,166)	$5,828
Net loss	-	-	-	(7,195)	(7,195)
Balance, June 30, 2021	8,000,000	$8	$46,986	$(48,361)	$(1,367)

The accompanying notes are an integral part of these financial statements.

BIOFRONTERA INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:

Net income (loss)	$4,711	$(7,195)

Adjustments to reconcile net income (loss) to cash flows used in operations

Depreciation	54	66
Amortization of acquired intangible assets	209	209
Change in fair value of contingent consideration	(1,900)	998
Change in fair value of warrant liabilities	(14,082)	-
Stock-based compensation	1,068	-
Provision for inventory obsolescence	100	34
Provision for doubtful accounts	133	33
Non-cash interest expense	179	179

Changes in operating assets and liabilities:
Accounts receivable	1,650	1,499
Other receivables, related party	5,602	-
Prepaid expenses and other assets	3,698	(114)
Inventories	(4,449)	330
Accounts payable and related party payables	1,280	(699)
Accrued expenses and other liabilities	(240)	152

Cash flows used in operating activities	(1,987)	(4,508)

Cash flows from investing activities
Purchases of property and equipment	(36)	(3)

Cash flows used in investing activities	(36)	(3)

Cash flows from financing activities:
Payment of deferred offering costs		(517)
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	9,391	-

Cash flows provided by (used) in financing activities	9,391	(517)

Net increase (decrease) in cash and cash equivalents	7,368	(5,028)
Cash, cash equivalents and restricted cash, at the beginning of the period	24,742	8,277

Cash, cash equivalents and restricted cash, at the end of the period	$32,110	$3,249

Supplemental disclosure of cash flow information
Interest paid	$4	$-
Income taxes paid, net	$30	$3

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

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. In May of 2022, we received aggregate proceeds of $9.4 million from the sale of common stock and warrants in a private placement (See Note 18 Stockholders’ Equity). As of June 30, 2022, we had cash and cash equivalents of $31.9 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the six months ended June 30, 2022 and 2021, we incurred losses from operations of $9.3 million and $7.2 million, respectively. We incurred net cash outflows from operations of $2.0 million and $4.5 million, for the same periods, respectively. We had an accumulated deficit as of June 30, 2022 of $74.2 million.

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

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of Ameluz® and Xepi®   in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S. We expect capital expenditures to increase in 2022 to support the increase in our business needs including an ERP system.

Our future growth is dependent on our ability to obtain additional equity financing. On July 26, 2022, pursuant to a warrant exercise inducement offer letter (the “Inducement Letter”), an investor exercised certain of its existing warrants, issued in a private placement on December 1, 2021, to purchase 2,857,143 shares of common stock, at a price of $1.62 per share, resulting in gross proceeds of $4.6 million (See Note 25 Subsequent Events). Based on current operating plans and financial forecasts, we expect that our current cash and cash equivalents, along with the proceeds received from the exercise of such warrants in accordance with the Inducement Letter will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, if our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2022, the Company’s operating results for the three and six months ended June 30, 2022 and 2021, and the Company’s cash flows for the six months ended June 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 11, 2022.

All amounts shown in these financial statements and accompanying notes are in thousands, except percentages and per share and share amounts.

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies within the notes to financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the six months ended June 30, 2022.

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

In connection with this acquisition in 2019, we recorded the $7.3 million in start-up cost financing, a $1.7 million contract asset related to the benefit associated with the non-interest-bearing start-up cost financing and $6.5 million of contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho.

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

Acquisition contract liabilities, net consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Short-term acquisition contract liabilities:
Contingent consideration	$-	$-
Start-up cost financing	3,600	3,600
Contract asset	(358)	(358)
Acquisition contract liabilities, net	$3,242	$3,242

Long-term acquisition contract liabilities:
Contingent consideration	$4,300	$6,200
Start-up cost financing	3,700	3,700
Contract asset	(179)	(358)
Acquisition contract liabilities, net	$7,821	$9,542

Total acquisition contract liabilities:
Contingent consideration	$4,300	$6,200
Start-up cost financing	7,300	7,300
Contract asset	(537)	(716)
Total acquisition contract liabilities, net	$11,063	$12,784

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	June 30, 2022	December 31, 2021

Liabilities:
Contingent Consideration	3	$4,300	$6,200
Warrant liability – 2021 Common warrant	3	$1,743	$12,854
Warrant liability - 2022 Common warrant	3	$3,385	$-
Warrant liability- 2022 Common warrant (Pre-funded)	2	$2,918	$-

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

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2020	$7,602
Change in fair value of contingent consideration	998
Balance at June 30, 2021	$8,600

Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	(1,900)
Balance at June 30, 2022	$4,300

Warrant Liability

Warrants issued on May 16, 2022 in conjunction with the private placement to an institutional shareholder were accounted for as liabilities in accordance with ASC 815-40. Pre-funded common stock purchase warrants to purchase up to 1,569,000 shares of our common stock at a nominal exercise price of $0.001 per share (the “2022 Pre-funded Warrants”) and common stock purchase warrants to purchase up to 3,419,000 shares of our common stock at an exercise price of $2.77 per share (the “2022 Purchase Warrants”) are presented within warrant liability in the accompanying balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

Warrants issued in conjunction with the private placement to an institutional shareholder which closed on December 2, 2021 were accounted for as liabilities in accordance with ASC 815-40. Pre-funded common stock purchase warrants to purchase up to 1,507,143 shares of our common stock at a nominal exercise price (the “2021 Pre-funded Warrants”) were exercised in 2021 and the common stock purchase warrants to purchase up to 2,857,143 shares of our common stock at an exercise price of $5.25 per share (the “2021 Purchase Warrants”) are presented within warrant liability in the accompanying balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the 2022 Purchase Warrants and 2021 Purchase Warrants which is considered a Level 3 fair value measurement. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our statements of operations.

The value of the 2022 Pre-funded Warrants is assumed to be equal to the per share value of the underlying common stock, given that the strike price is nominal, and is therefore classified as Level 2.

The following table presents the changes in the warrant liability measured at fair value (in thousands):

(in thousands)
Fair value at December 31, 2021	$12,854
Issuance of new derivative liabilities	9,274
Change in fair value of warrant liability	(14,082)
Fair value at June 30, 2022	$8,046

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

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2020	$217	$52	$15	$43	$327
Provision related to current period sales	2	118	5	78	203
Credit or payments made during the period	(135)	(170)	(4)	(62)	(371)
Balance at June 30, 2021	$84	$-	$16	$59	$159

Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	5	380	11	129	517
Credit or payments made during the period	(5)	(300)	(20)	(115)	(440)
Balance at June 30, 2022	$43	$181	$39	$68	$331

6. Accounts Receivable, net

Accounts receivables are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date.

The allowance for doubtful accounts was $126,000 and $18,000 as of June 30, 2022 and December 31, 2021, respectively.

7. Other Receivables, Related Party

As of June 30, 2022, the Company has a receivable of $5.6 million ($2.8 short term and $2.8 long-term) due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021 and as amended on March 31, 2022, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share The March 31, 2022 Amended Settlement Allocation Agreement provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable has been recorded as of June 30, 2022 or December 31, 2021.

The remaining $0.3 million of other receivables, related party pertains to service agreements and chargebacks. See Note 16- Related Party Transactions.

8. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. We recorded a provision of $0.1 million related to BF-RhodoLED® devices for the three and six months ended June 30, 2022. We recorded a provision of $34k for Xepi® inventory obsolescence, for the six months ended June 30, 2021.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2022	December 31, 2021

Receivable for common stock warrants proceeds	$-	$3,258
Prepaid expenses	599	$824
Security deposits	128	149
Other	487	756
Total	$1,214	$4,987

10. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Computer equipment	$87	$85
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	145	112
Property and equipment, gross	708	673
Less: Accumulated depreciation	(460)	(406)
Property and equipment, net	$248	$267

Depreciation expense was $26,000 and $33,000, for the three months ended June 30, 2022, and 2021, respectively, and $54,000 and $66,000 for the six months ended June 30, 2022 and 2021, respectively, which was included in selling, general and administrative expense in the statements of operations.

11. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,359)	(1,150)
Intangible asset, net	$3,241	$3,450

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company did not recognize any impairment charges during the three or six months ended June 30, 2022 or 2021.

12. Statement of Cash Flows Reconciliation

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$31,913	$24,545
Short-term restricted cash	47	47
Long-term restricted cash	150	150
Total cash, cash equivalent, and restricted cash shown on the statements of cash flows	$32,110	$24,742

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Legal settlement (See note 23)	$5,625	$5,625
Employee compensation and benefits	2,302	2,384
Professional fees	659	570
Product revenue allowances and reserves	331	246
Other	496	829
Total	$9,413	$9,654

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Legal settlement – noncurrent (See note 23)	$5,625	$5,625
Other	25	24
Total	$5,650	$5,649

15. Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes for the three- or six-month periods ended June 30, 2022 and 2021. Income tax expense incurred for the three and six months ended June 30, 2022 and 2021 relates to state income taxes. At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

The Company continues to be in a cumulative loss position and as such, is maintaining a full valuation allowance.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of June 30, 2022, and December 31, 2021, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

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

Purchases of the licensed products during the three and six months ended June 30, 2022 were $6.2 million and $11.5 million, respectively, and $1.2 million and $3.9 million for the three and six months ended June 30, 2021. These purchases are recorded in inventories in the balance sheets, and, when sold, in cost of revenues, related party in the statements of operations. Amounts due and payable to Pharma as of June 30, 2022 and December 31, 2021 were $1.1 million and $0.3 million, respectively, which were recorded in accounts payable, related parties in the balance sheets.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or Services Agreement, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the IT resources of Biofrontera AG and its wholly owned subsidiaries (the “Biofrontera Group”) as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. If we deem that the Biofrontera Group should continue to provide these services, we will execute a statement of work under the Services Agreement with respect to such services. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. Expenses related to the service agreement were $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2021. These expenses were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the service agreement were $0.2 million as of June 30, 2022 and December 31, 2021 which were recorded in accounts payable, related parties in the balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was approximately $16,000 and $31,000 for the three and six months ended June 30, 2022, respectively and $15,000 and $28,000 for the three and six months ended June 30, 2021, and were recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.2 million and $92,000 as of June 30, 2022 and December 31, 2021, respectively, which were recorded as other receivables, related party in the balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea acquisition share purchase agreement, we received start-up cost financing and reimbursements for certain costs. These restructuring costs Maruho agreed to pay are referred to as “SPA costs” under the arrangement and are to be accounted for as other income. Refer to Note 3, Acquisition Contract Liabilities.

There were no amounts reimbursed relating to SPA costs for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the amounts reimbursed relating to SPA costs were nil and $0.5 million and were recorded as other income in the statements of operations as the related expenses were incurred. As of June 30, 2022 and December 31, 2021 amounts due from Maruho, primarily relating to SPA cost reimbursements, were $67,000 and $56,000 for each of the periods and were recorded in other receivables, related parties in the balance sheets.

Others

The Company has recorded a receivable of $5.6 million due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. Refer to Note 7, Other Receivables, Related Party. The Company has recognized $0.1 million of interest income for the six months ended June 30, 2022 in connection with this receivable.

17. Restructuring costs

We restructured the business of Cutanea and incurred restructuring costs which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to the winding down of Cutanea’s operations. There were no restructuring costs for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, restructuring costs were incurred in the amount of $0.5 million.

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

Private Placement - On May 16, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 PIPE”). In the May 2022 PIPE, the Company issued for the gross cash receipts of $9.4 million (i) 1,850,000 shares of the common stock, (ii) a warrant to purchase up to 3,419,000 shares of the common stock (“2022 Purchase Warrant”) and (iii) a warrant to purchase up to 1,569,000 shares of the common stock (“2022 Pre-Funded Warrant”). The purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock was $2.75. The 2022 Purchase Warrant will be exercisable six months after the issue date, expires five and one-half years after the issue date and has an exercise price of: $2.77 per share. The Pre-Funded Warrant is exercisable immediately and has a term of exercise equal to five (5) years with a nominal exercise price of $0.001 per share.

Because the warrants are accounted for as liabilities, the May 2022 PIPE proceeds were allocated between the fair value of the warrants with the remaining proceeds allocated to common stock and additional paid in capital.

19. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted, and our shareholders approved the 2021 Omnibus Incentive Plan (“2021 Plan). Under the 2021 Plan, 2,750,000 shares are   authorized for awards and the maximum contractual term is 10 years for stock options granted. A total of 2,693,311 shares remain eligible for issuance as of June 30, 2022 under the 2021 Plan.

Non-qualified stock options

During the quarter ended June 30, 2022, the Company granted non-qualified stock options to certain employees and non-employee directors. The options were granted on May 18, 2022 with an exercise price of $2.61, a contractual term of ten years and a grant-date fair value of $1.7 million. Of the total 1,053,434 options granted, 88,000 options were awarded to non-employee directors. The non-employee director options vest in equal monthly installments following the date of grant and will be fully vested on the one-year anniversary of the date of grant. The employee options vest annually over a three-year period, subject to the recipient’s continued service with the Company through the applicable vesting dates.

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

Share-based compensation expense of approximately $0.2 million and $0.3 million was recorded in selling, general and administrative expenses on the accompanying statement of operations for the three and six months ended June 30, 2022. There was no stock based compensation for the three and six months ended June 30, 2021.

Options outstanding and exercisable under the employee share option plan as of June 30, 2022 and a summary of option activity during the six months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	613,614	$4.77
Granted	1,081,812	$2.62
Exercised	-	$-
Canceled or forfeited	(63,946)	$4.77
Outstanding at June 30, 2022	1,631,480	$3.34	9.73	$-
Exercisable at June 30, 2022	7,332	$2.61	9.88	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at June 30, 2022.

As of June 30, 2022, there was $2.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Share-Based Compensation (RSUs)

During the quarter ended June 30, 2022, the Company awarded 343,512 Restricted Stock Units (RSUs) to certain members of management. There were no RSU’s granted during the three months ended March 31, 2022. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

The RSUs had a grant-date fair value of $0.9 million and will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. Share-based compensation expense of $0.4 million and $0.8 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying statement of operations for the three and six months ended June 30, 2022. There was no share-based compensation for the three and six months ended June 30, 2021.

As of June 30, 2022, there was $0.8 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	170,068		$		$4.77
Awarded	343,512		$		$2.61
Vested	(170,068)		$		$4.77
Canceled or forfeited	-		$		$-
Outstanding at June 30, 2022	343,512	1.38		$639	$2.61
Expected to vest at June 30, 2022	343,512	1.38		$639	$2.61

20. Interest Expense, net

Interest expense, net consists of the following:

	For three months ended June 30,		For six months ended June 30,
(in thousands)	2022	2021	2022	2021

Interest expense	$(3)	$-	$(7)	$-
Contract asset interest expense	(89)	(89)	(179)	(179)
Interest income – related party	53	-	110	-
Interest income – other	1	4	5	10
Interest expense, net	$(38)	$(85)	$(71)	$(169)

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

21. Other Income, net

Other income, net consists of the following:

	For three months ended June 30,		For six months ended June 30,
(in thousands)	2022	2021	2022	2021

Reimbursed SPA costs	$-	$185	$-	$284
Other, net	29	(30)	52	(50)
Other income, net	$29	$155	$52	$234

Other, net, primarily includes gain (loss) on foreign currency transactions and gain on termination of operating leases.

22. Net Earnings per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders. (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(850)	$(3,661)	$4,711	$(7,195)

Shares:
Basic weighted average common shares outstanding	18,823,497	8,000,000	17,968,870	8,000,000
Add: Effect of dilutive securities
Stock options and restricted stock units	-	-	75,304	-
Diluted weighted average common shares outstanding	18,823,497	8,000,000	18,044,174	8,000,000

Net earnings (loss) per share:
Basic	$(0.05)	$(0.46)	$0.26	$(0.90)
Diluted	$(0.05)	$(0.46)	$0.26	$(0.90)

The following table sets forth the potential common shares that were not included in the diluted per share calculations for the six months ended June 30, 2022 because they would be anti-dilutive:

Six Months Ended June 30,	2022
Common stock warrants	7,768,537
Common stock options	848,550
Unit Purchase Options	403,628

23. Commitments and Contingencies

Facility Leases

The Company leases its corporate headquarters under an operating lease that expires in November 2025. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the balance sheets.

Rent expense is recorded on a straight-line basis through the end of the lease term. The Company incurred rent expense, in the amount of $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, and $0.2 million and $0.4 million for the six months ended June 30, 2022 and 2021, which was included in selling, general, and administrative expenses.

Auto Leases

The Company also leases autos for its field sales force with a lease payment term of 40 months. The Company incurred auto lease expense of $0.1 million for the three months ended June 30, 2022 and 2021 and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021.

The minimum aggregate payments of all future lease commitments as of June 30, 2022, are as follows:

(in thousands)

Years ending December 31,	Future lease commitments
Remainder of 2022	$414
2023	609
2024	474
2025	352
Thereafter	-
Total	$1,849

Cutanea payments

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

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made for the three and six months ended June 30, 2022 or 2021 related to Xepi® milestones.

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

While Biofrontera AG has agreed to pay a portion of the settlement, both parties remain jointly and severally liable for the full settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the agreement, the claimant could compel the Company to pay Biofrontera AG’s share. If either the Company or Biofrontera AG violates the terms of the settlement agreement, this could nullify the settlement and the Company may lose the benefits of the settlement and be liable for a greater amount. As of June 30, 2022 we have reflected a legal settlement liability in the amount of $11.3 million for the remaining payments due and a related receivable from related party of $5.6 million, in accordance with the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share.

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

For the three months ended June 30, 2022 and 2021, matching contribution costs paid by the Company were $47,000 and $67,000, respectively. For the six months ended June 30, 2022 and 2021, matching contribution costs paid by the Company were $0.1 million.

25. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of June 30, 2022 through the date this Quarterly Report on Form 10-Q was submitted to the SEC.

On July 14, 2022, an investor exercised the 2022 Pre-funded warrants and purchased a total of 1,569,000 shares of common stock at an exercise price of $.001 per share, resulting in net proceeds of $1,569.

On July 26, 2022, the Company entered into the Inducement Letter with the holder (the “Investor”) of the Company’s 2021 Purchase Warrants. The 2021 Purchase Warrants were originally issued on December 1, 2021 to purchase up to 2,857,143 shares of common stock, par value $0.001 per share. The Investor agreed to exercise for cash, the 2021 Purchase Warrants, in exchange for the Company’s agreement to (i) lower the exercise price of the 2021 Purchase Warrants from $5.25 to $1.62 per share and (ii) issue a new warrant (the “Inducement Warrant”) to purchase up to 4,285,715 shares of common stock. The Company received net proceeds of approximately $4.3 million, after deducting the financial advisory fees, from the exercise of the 2021 Purchase Warrants by the Investor.

The Inducement Warrant is exercisable on or after January 27, 2023 at a price per share of $1.66 and expires on December 1, 2026. The Investor has contractually agreed to restrict its ability to exercise the Inducement Warrant such that the number of shares of the Company’s common stock held by the Investor and its affiliates after such exercise does not exceed either 4.99% of the then issued and outstanding shares of the Company’s common stock. The Investor may increase or decrease these limitations upon notice to the Company, but in no event will any such limitation exceed 9.99%. The Company has agreed, as soon as practicable (but in no event later than 30 days after the date of the Inducement Letter) to file a registration statement on Form S-1 to register the resale of the shares of Common Stock underlying the Inducement Warrant and to have such registration statement declared effective within 90 days of its initial filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-Q constitute “forward-looking statements”. Such statements include estimates of our expenses, future revenue, capital requirements, our need for additional financing, statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing licensed products to market, the timeline for regulatory review and approval of our licensed products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.

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

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e. workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product and of their manufacturer’s (Teligent, Inc.) Chapter 11 bankruptcy filing on October 14, 2021 and in February 2022, Teligent Inc. filed a motion to convert the proceedings into a Chapter 7 liquidation. As Teligent, Inc, is no longer a viable manufacturing option, Ferrer has selected a new contract manufacturer for Xepi®, but the process will require significant time, including the time it will take the new contract manufacturer to reach a level of production to meet our commercial needs. Although we have inventory of Xepi® on hand, we do not expect it will be enough to complete the commercialization of Xepi® in accordance with the originally planned timeline. Due to the uncertainty of supply chain, we expect a delay in shipments of Xepi® for the next 18 months. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. After adjusting our forecast due to supply chain issues, we expect our net Xepi® revenues impact to be $0.5 million over the next twelve months. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and RhodoLED®.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, as well as medical affairs professionals. Other selling, general and administrative expenses include marketing, trade, and other commercial costs necessary to support the commercial operation of our licensed products and professional fees for legal, consulting, accounting services and the amortization of our intangible asset.

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

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and is re-measured at each reporting date, with changes in fair value presented within the statements of operations, until the contingency is resolved.

Change in Fair Value of Warrant Liabilities

Common stock warrants issued in conjunction with private placement financing transactions which closed on December 2, 2021 and May 17, 2022 are accounted for as liabilities in accordance with ASC 815-40.

The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

Interest Expense, net

Interest expense, net, primarily consists of amortization of the contract asset related to the start-up cost financing from Maruho Co. Ltd’s. (“Maruho”) agreement (“Share Purchase Agreement”) to acquire 100% of the Shares of Cutanea Life Sciences, Inc. (“Cutanea”), offset by interest income of 6% per annum for each day that any reimbursement is past due related to the Amended Settlement Allocation Agreement with Biofrontera AG and immaterial amounts of interest income earned on our financing of customer purchases of RhodoLED® lamps.

Other Income, net

Other income, net primarily includes (i) reimbursed Share Purchase Agreement costs, and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Three Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	Change

Product revenues, net	$4,441	$5,840	$(1,399)
Related party revenues	16	15	1
Revenues, net	4,457	$5,855	(1,398)

Operating expenses:
Cost of revenues, related party	2,402	2,973	(571)
Cost of revenues, other	152	135	17
Selling, general and administrative	9,669	5,552	4,117
Selling, general and administrative, related party	346	196	150
Restructuring costs	-	186	(186)
Change in fair value of contingent consideration	(1,900)	500	(2,400)
	10,699	9,542	1,127
Loss from operations	(6,212)	(3,687)	(2,525)
Change in fair value of warrant liabilities	5,371	-	5,371
Interest expense, net	(38)	(85)	47
Other income, net	29	155	(126)
Loss before income taxes	(850)	(3,617)	2,767
Income tax expenses	-	44	(44)
Net loss	$(850)	$(3,661)	$2,811

Product Revenue, net

Net product revenue was $4.5 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $1.4 million, or 23.9%. The decrease was primarily driven by the lower volume of Ameluz® orders, which resulted in a decrease in Ameluz® revenue of $1.5 million, which was partially offset with the impact of the price increase related to Ameluz® of $0.1 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $2.4 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $0.6 million, or 19.2%. which was driven by the decrease in Ameluz® product revenue. Cost of revenues, related party is directly correlated to the selling price under the Ameluz LSA.

Cost of Revenues, Other

Cost of revenues, other was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.7 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $4.1 million, or 74.2%.

The increase was primarily driven by legal expenses of $0.8 million, issuance costs related to a private placement financing of $0.7 million and business insurance of $0.5 million. Headcount costs also increased $0.7 million as a result of resumed hiring in 2022. The increase was further driven by stock compensation expense of $0.6 million, general consulting expenses $0.5M as well as resumed travel of $0.2 million

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $0.1 million or 76.5%. Related party expense is based on statements of work issued under the Services Agreement with the Biofrontera Group. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services. Prior period related party expense was based on costs incurred by Biofrontera AG plus 6% for services provided to us related to accounting consolidation, IT support and pharmacovigilance. Increase of $0.2 million is mainly related to IT development and quality assurance services.

Restructuring Costs

There were no restructuring costs for the three months ended June 30,2022. Restructuring costs were $0.2 million for three months ended June 30, 2021, which was related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $1.9 million and an increase of $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $5.4 million for three months ended June 30, 2022. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock. There were no warrant liabilities as of June 30, 2021.

Comparison of the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

(in thousands)	2022	2021	Change

Product revenues, net	$14,177	$10,571	$3,606
Related party revenues	31	28	3
Revenues, net	14,208	$10,599	3,609

Operating expenses:
Cost of revenues, related party	7,377	5,381	1,996
Cost of revenues, other	327	298	29
Selling, general and administrative	17,285	10,310	6,975
Selling, general and administrative, related party	441	360	81
Restructuring costs	-	467	(467)
Change in fair value of contingent consideration	(1,900)	998	(2,898)
Total operating expenses	23,530	17,814	5,716
Loss from operations	(9,322)	(7,215)	(2,107)
Change in fair value of warrant liabilities	14,082	-	14,082
Interest expense, net	(71)	(169)	98
Other income, net	52	234	(182)
Loss before income taxes	4,741	(7,150)	11,891
Income tax expenses	30	45	(15)
Net loss	$4,711	$(7,195)	$11,906

Product Revenue, net

Net product revenue was $14.2 million and $10.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $3.6 million, or 34.1%. The increase was primarily driven by (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $3.5 million, and (ii) an Ameluz® price increase which further increased Ameluz® revenue by $0.1 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $7.4 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $2.0 million, or 37.1% which was driven by the increase in Ameluz® product revenue. Cost of revenues, related party is directly correlated to the selling price under the Ameluz LSA.

Cost of Revenues, Other

Cost of revenues, other was consistent at $0.3 million for the six months ended June 30, 2022 and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.3 million and $10.3 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $7.0 million, or 67.7%.

The increase was primarily driven by legal expenses of $1.3 million and business insurance of $1.0 million. Headcount costs also increased $1.2 million as a result of resumed hiring in 2022. The increase was further driven by stock compensation expense of $1.1 million, issuance costs related to a private placement financing of $0.7 million, consulting expenses of $0.7 million and resumed travel of $0.5 million.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.4 million for the six months ended June 30, 2022 and 2021. Related party expense is based on statements of work issued under the Services Agreement with the Biofrontera Group. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services. Prior period related party expense was based on costs incurred by Biofrontera AG plus 6% for services provided to us related to accounting consolidation, IT support and pharmacovigilance.

Restructuring Costs

There were no restructuring costs for the six months ended June 30, 2022. Restructuring costs were $0.5 million for the six months ended June 30, 2021, which was related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $1.9 million and an increase of $1.0 million for the six months ended June 30, 2022 and 2021, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $14.1 million for the six months ended June 30, 2022. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock. There were no warrant liabilities as of June 30, 2021.

Net Income (Loss) to Adjusted EBITDA Reconciliation for the Six Months Ended June 30, 2022 and 2021

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

Change in fair value of warrant liabilities: The warrants issued in conjunction with private placement equity financings were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities were measured at fair value at inception and are remeasured at each reporting date, with changes in fair value presented within the statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

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

The below table presents a reconciliation from net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(850)	$(3,661)	$4,711	$(7,195)
Interest expense, net	38	85	71	169
Income tax expense	-	44	30	45
Depreciation and amortization	132	138	263	275
EBITDA	(680)	(3,394)	5,075	(6,706)
Change in fair value of contingent consideration	(1,900)	500	(1,900)	998
Change in fair value of warrant liabilities	(5,371)	-	(14,082)	-
Adjusted EBITDA	$(7,951)	$(2,894)	$(11,257)	$(5,708)
Adjusted EBITDA margin	-178.4%	-49.4%	-78.6%	-53.9%

Adjusted EBITDA

Adjusted EBITDA decreased from ($2.9) million during the three months ended June 30, 2021 to ($8.0) million for the three months ended June 30, 2022. Our adjusted EBITDA margin decreased from (49.4%) to (178.4%) during the same periods.

Adjusted EBITDA decreased from ($5.7) million during the six months ended June 30, 2021 to ($11.3) million for the six months ended June 30, 2022. Our adjusted EBITDA margin decreased from (53.9%) to (78.6%) during the same periods.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. In May of 2022, we received aggregate proceeds of $9.4 million from the sale of common stock and warrants in a private placement (See note 18 Stockholders’ Equity). As of June 30, 2022, we had cash and cash equivalents of $31.9 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the six months ended June 30, 2022 and 2021, we incurred losses from operations of $9.3 million and $7.2 million, respectively. We incurred net cash outflows from operations of $2.0 million and $4.5 million, for the same periods, respectively. We had an accumulated deficit as of June 30, 2022 of $74.2 million.

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

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of Ameluz® and Xepi® in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S. We expect capital expenditures to increase in 2022 to support the increase in our business needs including an ERP system.

Our future growth is dependent on our ability to obtain additional equity financing. On July 26, 2022, pursuant to a warrant exercise inducement offer letter (the “Inducement Letter”), an investor exercised certain of its existing warrants, issued in a private placement on December 1, 2021, to purchase 2,857,143 shares of common stock, at a price of $1.62 per share, resulting in gross proceeds of $4.6 million (See Note 25 Subsequent Events). Based on current operating plans and financial forecasts, we expect that our current cash and cash equivalents, along with the proceeds received from the exercise of such warrants in accordance with the Inducement Letter, will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, if our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz® and Xepi®;

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space; and

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit- sharing payments to Maruho in connection with the Cutanea acquisition.

●	the ability to collect a receivable of $5.6 million from Biofrontera AG (in accordance with the Settlement Allocation Agreement) for reimbursement of legal settlement payments to be made on their behalf for which both parties are jointly and severally liable.

We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(1,987)	$(4,508)
Net cash used in investing activities	(36)	(3)
Net cash provided by (used) in financing activities	9,391	(517)
Net increase (decrease) in cash and restricted cash	$7,368	$(5,028)

Operating Activities

During the six months ended June 30, 2022, operating activities used $2.0 million of cash, primarily resulting from our net income of $4.7 million, adjusted for non-cash expense of stock-based compensation of $1.1 million, $0.3M depreciation and amortization, $0.2 million interest expense as well as $7.6 million of working capital changes which was offset by the change in fair value of warrant liabilities $14.1M and the change in fair value of contingent consideration $1.9 million.

During the six months ended June 30, 2021, operating activities used $4.5 million of cash, primarily resulting from our net loss of $7.2 million, adjusted for non-cash expense of $1.5 million as an offset and net cash provided by changes in our operating assets and liabilities of $1.2 million.

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities in the amount of $36,000 and $3,000, respectively, consisted of the purchase of computer equipment.

Financing Activities

During the six months ended June 30, 2022, net cash from financing activities was $9.4 million driven entirely by proceeds from the sale of common stock and warrants in a private placement (See note 18 Stockholders’ Equity).

During the six months ended June 30, 2021, cash used in financing activities was $0.5 million related to payments of deferred offering costs.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates for the six months ended June 30, 2022.

Off-balance Sheet Arrangements

Besides the contractual obligations and commitments as discussed in the section titled Liquidity and Capital Resources, we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer    concluded that, as of June 30, 2022 , our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Relating to the previously identified deficiency pertaining to management’s review of work performed by specialists, management has implemented measures designed to improve our internal control over financial reporting including formalized reviews of transactions handled by the specialist. However, in light of the prior year control deficiency, the remediation is still considered to be in process. We will monitor the effectiveness of our remediation plan and will continue to make changes we determine to be appropriate. As a result, management has concluded that the material weakness was not fully remediated as of June 30, 2022.

Management will continue its remediation work by adding steps to the engagement of third-party specialists for assistance with complex or judgmental accounting areas, including checks and balances over the proper flow of information to the specialist to allow for an adequate understanding of the transaction.

As previously noted, we are still in process of remediating this material weakness as of June 30, 2022. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.
4.1	Form of Common Stock Purchase Warrant issued in connection with the private placement on May 17, 2022 (the “May 2022 PIPE”) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on May 20, 2022).

4.2	Form of Pre-Funded Common Stock Purchase Warrant issued in connection with the May 2022 PIPE (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on May 20, 2022).

10.1†	Amendment to Employment Agreement effective as of April 1, 2022 – Erica Monaco (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.2#	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 20, 2022).

10.3	Form of Registration Rights Agreement for May 2022 PIPE (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 20, 2022).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	The schedules (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: August 12, 2022	By:	/s/ Erica Monaco
	Name:	Erica Monaco
	Title:	Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

