Form 10-Q
period 2022-09-30
Biofrontera Inc.
filed 2022-11-14
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BFRI	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock, each at an exercise price of $5.00 per share	BFRIW	The Nasdaq Stock Market LLC

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

As of November 10, 2022, there were 26,699,002 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,518	$24,545
Accounts receivable, net	1,562	3,784
Other receivables, related party	3,503	8,647
Inventories	12,087	4,458
Prepaid expenses and other current assets	3,823	4,987

Total current assets	48,493	46,421

Other receivables long term, related party	2,813	2,813
Property and equipment, net	224	267
Intangible asset, net	3,136	3,450
Other assets	393	268

Total assets	$55,059	$53,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$658
Accounts payable, related parties	4,206	282
Acquisition contract liabilities, net	3,242	3,242
Accrued expenses and other current liabilities	9,442	9,654

Total current liabilities	17,143	13,836

Long-term liabilities:
Acquisition contract liabilities, net	5,711	9,542
Warrant liability	3,964	12,854
Other liabilities	5,646	5,649

Total liabilities	$32,464	$41,881

Commitments and contingencies (see Note 23)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	$-	$-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 23,550,960 and 17,104,749 shares issued and outstanding as of September 30, 2022 and December 31, 2021	23	17
Additional paid-in capital	99,306	90,200
Accumulated deficit	(76,734)	(78,879)

Total stockholders’ equity	22,595	11,338

Total liabilities and stockholders’ equity	$55,059	$53,219

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Products revenues, net	$4,290	$4,319	$18,467	$14,890
Revenues, related party	32	15	63	42

Total revenues, net	4,322	4,334	18,530	14,932

Operating expenses
Cost of revenues, related party	2,127	2,249	9,504	7,630
Cost of revenues, other	98	41	425	339
Selling, general and administrative	7,765	17,090	25,050	27,412
Selling, general and administrative, related party	171	160	612	520
Restructuring costs	-	199	-	654
Change in fair value of contingent consideration	(2,200)	700	(4,100)	1,698

Total operating expenses	7,961	20,439	31,491	38,253

Loss from operations	(3,639)	(16,105)	(12,961)	(23,321)

Other income (expense)
Change in fair value of warrants	1,185	-	15,267	-
Interest expense, net	(89)	(86)	(160)	(255)
Other income (expense), net	(22)	185	30	419

Total other income (expense)	1,074	99	15,137	164

Income (loss) before income taxes	(2,565)	(16,006)	2,176	(23,157)
Income tax expense	1	6	31	51

Net income (loss)	$(2,566)	$(16,012)	$2,145	$(23,208)

Income (loss) per common share:
Basic	$(0.11)	$(2.00)	$0.11	$(2.90)
Diluted	$(0.11)	$(2.00)	$0.11	$(2.90)

Weighted-average common shares outstanding:
Basic	22,725,821	8,000,000	19,560,351	8,000,000
Diluted	22,725,821	8,000,000	19,605,014	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance June 30, 2022	19,011,438	$19	$91,382	$(74,168)	$17,233
Exercise of pre-funded warrants	1,569,000	1	2,840		2,841
Exercise of PIPE warrants	2,857,143	3	4,683	-	4,686
Issuance of shares for vested restricted stock units	113,379	-	-	-	-
Stock based compensation	-	-	401	-	401
Net loss	-	-	-	(2,566)	(2,566)
Balance, September 30, 2022	23,550,960	$23	$99,306	$(76,734)	$22,595

Balance, December 31, 2021	17,104,749	$17	$90,200	$(78,879)	$11,338
Issuance of common stock and warrants under private placement, net of issuance costs	1,850,000	2	114	-	116
Exercise of pre-funded warrants	1,569,000	1	2,840		2,841
Exercise of PIPE warrants	2,857,143	3	4,683	-	4,686
Issuance of shares for vested restricted stock units	170,068	-	-	-	-
Stock based compensation	-	-	1,469	-	1,469
Net income	-	-	-	2,145	2,145
Balance, September 30, 2022	23,550,960	$23	$99,306	$(76,734)	$22,595

Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance June 30, 2021	8,000,000	$8	$46,986	$(48,362)	$(1,368)
Net loss	-	-	-	(16,012)	(16,012)
Balance, September 30, 2021	8,000,000	$8	$46,986	$(64,374)	$(17,380)

Balance, December 31, 2020	8,000,000	$8	$46,986	$(41,166)	$5,828
Net loss	-	-	-	(23,208)	(23,208)
Balance, September 30, 2021	8,000,000	$8	$46,986	$(64,374)	$(17,380)

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:

Net income (loss)	$2,145	$(23,208)

Adjustments to reconcile net income (loss) to cash flows used in operations

Depreciation	80	95
Amortization of acquired intangible assets	314	314
Change in fair value of contingent consideration	(4,100)	1,698
Change in fair value of warrant liabilities	(15,267)	-
Stock-based compensation	1,469	-
Provision for inventory obsolescence	100	31
Provision for doubtful accounts	111	36
Non-cash interest expense	268	268

Changes in operating assets and liabilities:
Accounts receivable	2,111	1,210
Other receivables, related party	5,145	-
Prepaid expenses and other assets	4,121	234
Inventories	(7,728)	1,613
Accounts payable and related party payables	3,519	308
Accrued expenses and other liabilities	(216)	11,676

Cash flows used in operating activities	(7,928)	(5,725)

Cash flows from investing activities
Disbursement for loan receivable	(3,033)	-
Purchases of property and equipment	(37)	(2)

Cash flows used in investing activities	(3,070)	(2)

Cash flows from financing activities:
Payment of deferred offering costs	-	(638)
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	9,391	-
Proceeds from exercise of warrants	4,630	-

Cash flows provided by (used) in financing activities	14,021	(638)

Net increase (decrease) in cash and cash equivalents	3,023	(6,365)
Cash, cash equivalents and restricted cash, at the beginning of the period	24,742	8,278

Cash, cash equivalents and restricted cash, at the end of the period	$27,765	$1,913

Supplemental disclosure of cash flow information
Interest paid	$10	$-
Income taxes paid, net	$30	$9

Supplemental non-cash investing and financing activities
Deferred offering costs included in accrued expenses and other liabilities	$-	$460
Non-cash purchase of fixed assets included in accounts payable and related party payable	$-	$13
Conversion of warrant liability to equity	$6,840	$-

The accompanying notes are an integral part of these consolidated financial statements.

Biofrontera Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business Overview

Biofrontera Inc. (the “Company”) includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI” or “subsidiary”).

Biofrontera Inc. is a U.S.-based biopharmaceutical company specializing in the commercialization of pharmaceutical products for the treatment of dermatological conditions, in particular, diseases caused primarily by exposure to sunlight that result in sun damage to the skin. Our principal licensed products focus on the treatment of actinic keratoses, which are skin lesions that can sometimes lead to skin cancer. We also market a licensed topical antibiotic for treatment of impetigo, a bacterial skin infection.

Our principal product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA-approved medical devices, the BF-RhodoLED® lamp series, consisting of the BF-RhodoLED® and the RhodoLED® XL lamps, for photodynamic therapy (“PDT”) (when used together, “Ameluz® PDT”) in the U.S. for the lesion-directed and field-directed treatment of actinic keratosis of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”), by and among us and Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (collectively, the (“Ameluz Licensor”) originally dated as of October 1, 2016, and as subsequently amended on October 8, 2021. Refer to Note 16, Related Party Transactions, for further details.

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

Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. In July of 2022, we received proceeds of $4.6 million from the exercise of common stock warrants (See Note 18 Stockholders’ Equity). As of September 30, 2022, we had cash and cash equivalents of $27.5 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the nine months ended September 30, 2022 and 2021, we incurred losses from operations of $13.0 million and $23.3 million, respectively. We incurred net cash outflows from operations of $7.9 million and $5.7 million for the same periods, respectively. We had an accumulated deficit as of September 30, 2022 of $76.7 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including auto leases (see Note 23, Commitments and Contingencies), Maruho start-up payments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG (“Biofrontera AG”), a significant shareholder and our former parent company, of $5.6 million (see Note 13. Accrued Expenses and Other Current Liabilities). Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A (see Note 23. Commitments and Contingencies) and contingent consideration payments to Maruho (see Note 3. Acquisition Contract Liabilities).

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S. We also intend to be opportunistic in our business plans which may include acquiring additional shares of Biofrontera AG as a strategic measure.

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

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2022, the Company’s operating results for the three and nine months ended September 30, 2022 and 2021, and the Company’s cash flows for the nine months ended September 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 11, 2022.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies within the notes to financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2022 other than the following.

Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of our wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to, valuation allowances for receivables and inventory, valuation of contingent consideration and warrant liabilities, realization of intangible and other long-lived assets, product sales allowances and reserves, share-based payments and income taxes including deferred tax assets and liabilities. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance requires that a lessee recognize assets and liabilities for leases with lease terms of more than twelve months and recognition, presentation and measurement in the financial statements will depend on the lease classification as a finance or operating lease. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The JOBS ACT provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows us to delay the adoption of this new standard until it would otherwise apply to private companies. The new standard will be effective for us for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this guidance. Upon adoption of Topic 842, the Company expects to recognize a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. The new standard will be effective for us on January 1, 2023. The Company is currently evaluating the impact of adopting this guidance.

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

Acquisition contract liabilities, net consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Short-term acquisition contract liabilities:
Contingent consideration	$-	$-
Start-up cost financing	3,600	3,600
Contract asset	(358)	(358)
Acquisition contract liabilities, net	$3,242	$3,242

Long-term acquisition contract liabilities:
Contingent consideration	$2,100	$6,200
Start-up cost financing	3,700	3,700
Contract asset	(89)	(358)
Acquisition contract liabilities, net	$5,711	$9,542

Total acquisition contract liabilities:
Contingent consideration	$2,100	$6,200
Start-up cost financing	7,300	7,300
Contract asset	(447)	(716)
Total acquisition contract liabilities, net	$8,953	$12,784

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	September 30, 2022	December 31, 2021

Liabilities:
Contingent Consideration	3	$2,100	$6,200
Warrant liability – 2021 Purchase Warrants	3	$-	$12,854
Warrant liability - 2022 Purchase Warrants	3	$1,607	$-
Warrant liability – 2022 Inducement Warrants	3	$2,357	$-

Contingent Consideration

Contingent consideration, which relates to the estimated profits from the sale of Cutanea products to be shared equally with Maruho, is reflected at fair value within acquisition contract liabilities, net on the consolidated balance sheets. The fair value is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration utilizes a scenario-based method under which a set of payoffs are calculated using the term of the earnout, projections, and an appropriate metric risk premium. These payoffs are then discounted back from the payment date to the valuation date using a payment discount rate. Finally, the discounted payments are summed together to arrive at the value of the contingent consideration. The scenario-based method incorporates the following key assumptions: (i) the forecasted product profit amounts, (ii) the remaining contractual term, (iii) a metric risk premium, and (iv) a payment discount rate. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period.

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2020	$7,602
Change in fair value of contingent consideration	1,698
Balance at September 30, 2021	$9,300

Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	(4,100)
Balance at September 30, 2022	$2,100

Warrant Liability

Exercise of 2021 Purchase Warrant and Issuance of July 2022 Inducement Warrant. On July 26, 2022, the Company entered into an Inducement Letter with the holder of the Company’s 2021 Purchase Warrants (the “Investor”). The 2021 Purchase Warrants were originally issued on December 1, 2021 to purchase up to 2,857,143 shares of common stock, par value $0.001 per share. The Investor agreed to exercise for cash, the 2021 Purchase Warrants, in exchange for the Company’s agreement to (i) lower the exercise price of the 2021 Purchase Warrants from $5.25 to $1.62 per share and (ii) issue a new warrant (the “Inducement Warrant”) to purchase up to 4,285,715 shares of common stock. The Company received proceeds of $4.6 million from the exercise of the 2021 Purchase Warrants and expensed $0.3 million of related financial advisory fees.

This price modification triggered the requirement for modification accounting of these warrants.  Based on the applicable guidance for liability classified warrants, the warrants issued during the three months ended September 2022 in connection with the modification and exercise of the 2021 Purchase Warrants were considered inducement warrants and their fair value of $3.9 million at issuance was considered part of the modification transaction and included in the change in fair value and recognized in the consolidated statement of operations. The fair value was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying common stock of $1.64, expected volatility of 70%, risk free rate of 2.84%, remaining contractual term of 4.34 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The Inducement Warrant is exercisable on or after January 27, 2023 at a price per share of $1.66 and expires on December 1, 2026.

May 2022 Pre-Funded and Purchase Stock Warrants. Warrants issued on May 16, 2022 in conjunction with the private placement to an institutional shareholder were accounted for as liabilities in accordance with ASC 815-40. Pre-funded common stock purchase warrants to purchase up to 1,569,000 shares of our common stock at a nominal exercise price of $0.001 per share (the “2022 Pre-funded Warrants”) and common stock purchase warrants to purchase up to 3,419,000 shares of our common stock at an exercise price of $2.77 per share (the “2022 Purchase Warrants”) are presented within warrant liability in the accompanying consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations. On July 14, 2022, the 2022 Pre-funded Warrants were exercised resulting in net proceeds of $2,000. The estimated fair value of the May 2022 Purchase Warrant at September 30, 2022 was determined using the Black-Scholes Option Pricing Model with the following assumptions: fair value of the underlying common stock of $1.05, expected volatility of 75%, risk free rate of 4.01%, remaining contractual term of 5.13 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The Company utilized a Black-Scholes option pricing model to estimate the fair value of the Inducement Warrant at September 30, 2022 with the following assumptions: fair value of the underlying common stock of $1.05, expected volatility of 80%, risk free rate of 4.10%, remaining contractual term of 4.17 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statements of operations.

The following table presents the changes in the warrant liability measured at fair value (in thousands):

(in thousands)
Fair value at December 31, 2021	$12,854
Issuance of new warrants	13,217
Exercise of warrants	(6,840)
Change in fair value of warrant liability	(15,267)
Fair value at September 30, 2022	$3,964

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

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2020	$217	$52	$15	$43	$327
Provision related to current period sales	2	211	6	119	338
Credit or payments made during the period	(142)	(263)	(5)	(113)	(523)
Balance at September 30, 2021	$77	$-	$16	$49	$142

Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	8	503	16	164	691
Credit or payments made during the period	(5)	(400)	(23)	(149)	(577)
Balance at September 30, 2022	$46	$204	$41	$69	$360

6. Accounts Receivable, net

Accounts receivables are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date.

The allowance for doubtful accounts was $0.1 million and negligible as of September 30, 2022 and December 31, 2021, respectively.

7. Other Receivables, Related Party

As of September 30, 2022, the Company has a receivable of $6.3 million ($3.5 short term and $2.8 long-term) due from Biofrontera AG of which $6.1 million is due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payment, plus other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021 and as amended on March 31, 2022, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. The March 31, 2022 Amended Settlement Allocation Agreement provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable has been recorded as of September 30, 2022 or December 31, 2021.

The remaining $0.2 million of other receivables, related party pertains to service agreements and chargebacks. See Note 16- Related Party Transactions.

8. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. We recorded a provision of $0.1 million related to BF-RhodoLED® devices for the nine months ended September 30, 2022. The provision for Xepi® inventory obsolescence was negligible, for the three months ended September 30, 2022 and for the three and nine months ended September 30, 2021.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Loan receivable, short term	$3,017	$-
Receivable for common stock warrants proceeds	$-	$3,258
Prepaid expenses	460	$824
Security deposits	85	149
Other	261	756
Total	$3,823	$4,987

On September 23, 2022. the Company entered into a loan agreement with Quirin PrivatBank AG in the amount of 3.1 million Euros. The loan receivable bears interest at 1.0% from date of disbursement, is due on December 6, 2022 and is repayable at the option of the holder, in cash or in shares of Biofrontera AG acquired with the funds disbursed from the loan.

10. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computer equipment	$88	$85
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	145	112
Property and equipment, gross	709	673
Less: Accumulated depreciation	(485)	(406)
Property and equipment, net	$224	$267

Depreciation expense was $0.1, for the nine months ended September 30, 2022 and 2021. which was included in selling, general and administrative expense in the consolidated statements of operations. Depreciation expense for the three months ended September 30, 2022 and 2021 was negligible.

11. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,464)	(1,150)
Intangible asset, net	$3,136	$3,450

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.1 million and $0.3 million, for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In October 2022, upon receiving notification of further third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product, we deemed it necessary to assess the recoverability of our Xepi® asset group. Future cash flows were estimated over the expected remaining useful life of the asset group, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group.

The Company did not recognize any impairment charges during the three or nine months ended September 30, 2022 or 2021.

12. Statement of Cash Flows Reconciliation

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the consolidated statements of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$27,518	$24,545
Short-term restricted cash	47	47
Long-term restricted cash	200	150
Total cash, cash equivalent, and restricted cash shown on the consolidated statements of cash flows	$27,765	$24,742

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Legal settlement (See note 23)	$5,625	$5,625
Employee compensation and benefits	2,243	2,384
Professional fees	676	570
Product revenue allowances and reserves	360	246
Other	538	829
Total	$9,442	$9,654

14. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Legal settlement – noncurrent (See note 23)	$5,625	$5,625
Other	21	24
Total	$5,646	$5,649

15. Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes for the three- or nine-month periods ended September 30, 2022 and 2021. Income tax expense incurred for the three and nine months ended September 30, 2022 and 2021 relates to state income taxes. At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

The Company continues to be in a cumulative loss position and as such, is maintaining a full valuation allowance.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. As of September 30, 2022, and December 31, 2021, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

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

Purchases of the licensed products during the three and nine months ended September 30, 2022 were $5.2 million and $16.6 million, respectively, and $1.0 million and $5.7 million for the three and nine months ended September 30, 2021. These purchases are recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Pharma as of September 30, 2022 and December 31, 2021 were $4.2 million and $0.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the IT resources of Biofrontera AG and its wholly owned subsidiaries (the “Biofrontera Group”) as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. Expenses related to the service agreement were $0.2   million and $0.6 million for the three and nine months ended September 30, 2022, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021. These expenses were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the service agreement as of September 30, 2022 and December 31, 2021 were $0.2 million and $0.2 million, respectively, which were offset against other receivables, related party in the consolidated balance sheet.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was minimal for the three and nine months ended September 30, 2022, and for the three and nine months ended September 30, 2021, and was recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.2 million and $0.1 as of September 30, 2022 and December 31, 2021, respectively, which were recorded as other receivables, related party in the consolidated balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea acquisition share purchase agreement, we received start-up cost financing and reimbursements for certain costs. These restructuring costs Maruho agreed to pay are referred to as “SPA costs” under the arrangement and are to be accounted for as other income. Refer to Note 3, Acquisition Contract Liabilities.

There were no amounts reimbursed relating to SPA costs for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the amounts reimbursed relating to SPA costs were $0.2 million and $0.5 million and were recorded as other income in the consolidated statements of operations as the related expenses were incurred. As of September 30, 2022 and December 31, 2021 amounts due from Maruho, primarily relating to SPA cost reimbursements, were $0.1 for each of the periods and were recorded in other receivables, related parties in the consolidated balance sheets.

Others

The Company has recorded a receivable of $6.1 million and $11.3 million as of September 30, 2022 and December 31, 2021 due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. Refer to Note 7, Other Receivables, Related Party. The Company has recognized $0.1 million of interest income for the nine months ended September 30, 2022 in connection with this receivable.

17. Restructuring costs

We restructured the business of Cutanea and incurred restructuring costs which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to the winding down of Cutanea’s operations. There were no restructuring costs for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, restructuring costs were incurred in the amount of $0.2 and $0.7 million, respectively.

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

Private Placement - On May 16, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 PIPE”). In the May 2022 PIPE, the Company issued for the gross cash receipts of $9.4 million (i) 1,850,000 shares of the common stock, (ii) a warrant to purchase up to 3,419,000 shares of the common stock (“2022 Purchase Warrant”) and (iii) a warrant to purchase up to 1,569,000 shares of the common stock (“2022 Pre-Funded Warrant”). The purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock was $2.75. The 2022 Purchase Warrant will be exercisable nine months after the issue date, expires five and one-half years after the issue date and has an exercise price of: $2.77 per share. The Pre-Funded Warrant is exercisable immediately and has a term of exercise equal to five (5) years with a nominal exercise price of $0.001 per share.

Because the warrants are accounted for as liabilities, the May 2022 PIPE proceeds were allocated between the fair value of the warrants with the remaining proceeds allocated to common stock and additional paid in capital.

Exercise of 2022 Pre-Funded Warrant - On July 14, 2022, an investor exercised the 2022 Pre-Funded Warrant and purchased a total of 1,569,000 shares of common stock at an exercise price of $.001 per share, resulting in negligible net proceeds,

Exercise of 2021 Purchase Warrant and Issuance of July 2022 Inducement Warrant - On July 26, 2022, the Company entered into the Inducement Letter with the holder of the Company’s 2021 Purchase Warrants (the “Investor”). The 2021 Purchase Warrants were originally issued on December 1, 2021 to purchase up to 2,857,143 shares of common stock, par value $0.001 per share. The Investor agreed to exercise for cash, the 2021 Purchase Warrants, in exchange for the Company’s agreement to (i) lower the exercise price of the 2021 Purchase Warrants from $5.25 to $1.62 per share and (ii) issue a new warrant (the “Inducement Warrant”) to purchase up to 4,285,715 shares of common stock. The Company received proceeds of $4.6 million, from the exercise of the 2021 Purchase Warrants and expensed the related issuance costs of $0.3 million.

The Inducement Warrant is exercisable on or after January 27, 2023 at a price per share of $1.66 and expires on December 1, 2026.

19. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted, and our shareholders approved the 2021 Omnibus Incentive Plan (“2021 Plan). Under the 2021 Plan, 2,750,000 shares are authorized for awards and the maximum contractual term is 10 years for stock options granted. A total of 2,579,932 shares remain eligible for issuance as of September 30, 2022 under the 2021 Plan.

Non-qualified stock options

We maintain the 2021 Plan for the benefit of our officers, directors and employees. Employee stock options granted under the 2021 Plan generally vest in equal annual installments over three years and are exercisable for a period of up to ten years from the grant date. Non-employee director options vest in equal monthly installments following the date of grant and will be fully vested on the one-year anniversary of the date of grant. All stock options are exercisable at a price equal to the market value of the common shares underlying the option on the grant date.

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

Share-based compensation expense of approximately $0.3 million and $0.6 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2022. There was no stock based compensation for the three and nine months ended September 30, 2021.

Options outstanding and exercisable under the employee share option plan as of September 30, 2022 and a summary of option activity during the nine months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	613,614	$4.77
Granted	1,290,489	$2.41
Exercised	-	$-
Canceled or forfeited	(63,946)	$4.77
Outstanding at September 30, 2022	1,840,157	$3.11	9.52	$6
Exercisable at September 30, 2022	29,332	$2.61	9.63	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at September 30, 2022.

As of September 30, 2022, there was $2.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense of $0.1 million and $0.9 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2022. There was no share-based compensation for the three and nine months ended September 30, 2021.

As of September 30, 2022, there was $0.7 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	170,068		$		$4.77
Awarded	343,512		$		$2.61
Vested	(170,068)		$		$4.77
Canceled or forfeited	-		$		$-
Outstanding at September 30, 2022	343,512	1.13		$361	$2.61
Expected to vest at September 30, 2022	343,512	1.13		$361	$2.61

20. Interest Expense, net

Interest expense, net consists of the following:

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Interest expense	$(3)	$-	$(10)	$-
Contract asset interest expense	(89)	(90)	(268)	(268)
Interest income – related party	1	-	110	-
Interest income – other	2	4	8	13
Interest expense, net	$(89)	$(86)	$(160)	$(255)

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

21. Other Income (Expense), net

Other income (expense), net consists of the following:

	For three months ended September 30,		For nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Reimbursed SPA costs	$-	$188	$-	$472
Other, net	(22)	(3)	30	(53)
Other income (expense), net	$(22)	$185	$30	$419

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders. (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(2,566)	$(16,012)	$2,145	$(23,208)

Shares:
Basic weighted average common shares outstanding	22,725,821	8,000,000	19,560,351	8,000,000
Add: Effect of dilutive securities
Stock options and restricted stock units	-	-	44,663	-
Diluted weighted average common shares outstanding	22,725,821	8,000,000	19,605,014	8,000,000

Net earnings (loss) per share:
Basic	$(0.11)	$(2.00)	$0.11	$(2.90)
Diluted	$(0.11)	$(2.00)	$0.11	$(2.90)

The following table sets forth the potential common shares that were not included in the diluted per share calculations for the three and nine months ended September 30, 2022 because they would be anti-dilutive:

Nine Months Ended September 30,	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2022
Common stock warrants	9,197,109	9,197,109
Common stock options and RSUs	2,073,337	1,112,395
Unit Purchase Options	403,628	403,628

23. Commitments and Contingencies

Facility Leases

The Company leases its corporate headquarters under an operating lease that expires in November 2025. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the consolidated balance sheets.

Rent expense is recorded on a straight-line basis through the end of the lease term. The Company incurred rent expense, in the amount of $0.1 million and $0.4 million for the three and nine months ended September 30, 2022 which was included in selling, general, and administrative expenses. The rent expense, net of sublease income for the three and nine months ended September 30, 2021 was $0.2 million and $0.6 million.

Auto Leases

The Company also leases autos for its field sales force with a lease payment term of 40 months. The Company incurred auto lease expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022 and $0.1 million and $0.4 million for the three and nine months ended September 30, 2021.

The minimum aggregate payments of all future lease commitments as of September 30, 2022, are as follows:

(in thousands)

Years ending December 31,	Future lease commitments
Remainder of 2022	$164
2023	565
2024	541
2025	389
Thereafter	-
Total	$1,659

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

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made for the three and nine months ended September 30, 2022 or 2021 related to Xepi® milestones.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the costs related to such legal proceedings. We are not presently a party to any pending legal proceedings.

On November 29, 2021, the Company entered into a settlement and release agreement with respect to a lawsuit filed March 23, 2018 in the United States District Court for the District of Massachusetts in which we were alleged to have infringed on certain patents and misappropriated certain trade secrets. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million to settle the claims in the litigation. The Company will be responsible for $11.3 million of the aggregate settlement amount, plus interest accrued at a rate equal to the weekly average one-year constant maturity Treasury yield and agreed to pay in three annual installments. The first installment of $11.3 million (of which $5.6 million was Biofrontera AG’s portion) was paid in December 2021 by the Company.

While Biofrontera AG has agreed to pay a portion of the settlement, both parties remain jointly and severally liable for the full settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the agreement, the claimant could compel the Company to pay Biofrontera AG’s share. If either the Company or Biofrontera AG violates the terms of the settlement agreement, this could nullify the settlement and the Company may lose the benefits of the settlement and be liable for a greater amount. As of September 30, 2022 we have reflected a legal settlement liability in the amount of $11.3 million for the remaining payments due and a related receivable from related party of $5.6 million, in accordance with the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share.

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

For the three and nine months ended September 30, 2022, matching contribution costs paid by the Company were $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, matching contribution costs paid by the Company were $0.1 million and $0.2 million.

25. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of September 30, 2022 through the date this Quarterly Report on Form 10-Q was submitted to the SEC.

Adoption of a stockholder rights plan. On October 13, 2022 the Board of Directors (“Board”) authorized and declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on October 24, 2022. In addition, one Right will automatically attach to each share of Common Stock issued between the record date of the distribution and the earlier of the distribution date and the expiration date of the Rights. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $5.00 per Unit, subject to adjustment, under certain conditions. The complete terms of the Rights are set forth in the Stockholder Rights Agreement (“Rights Agreement”), dated October 13, 2022, between the Company and Computershare Trust Company, N.A, as rights agent.

While the stockholder rights plan described above (the “Rights Plan”) is effective immediately, the Rights would become exercisable only if a person or group, or anyone acting in concert with such a person or group, acquires beneficial ownership, as defined in the Rights Agreement, of 20% or more of the Company’s issued and outstanding common stock in a transaction not approved by the Company’s Board of Directors. The Rights Plan will expire on October 13, 2023.

Under the Rights Plan, a person or group who beneficially owned 20% or more of the Company’s outstanding Common Stock prior to the first public announcement of the Rights Plan on October 14, 2022 will not trigger the Rights so long as they do not acquire beneficial ownership of any additional shares of Common Stock at a time when they still beneficially own 20% or more of such Common Stock.

Full details about the Rights Agreement are contained in a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on October 14, 2022.

Series A Junior Participating Cumulative Preferred Stock. In connection with the adoption of the Rights Plan, the Board approved a Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock which designates the rights, preferences and privileges of 5,000 shares of Preferred Stock. The Certificate of Designations was filed with the Secretary of State of Delaware and became effective on October 13, 2022.

Acquisition of Biofrontera AG Shares. On October 25, 2022. the Company entered into private exchange agreements with certain holders of options to acquire ordinary shares, nominal value €1.00 per share (the “AG Options”), of Biofrontera AG, pursuant to which the parties agreed to a negotiated private exchange of 3,148,042 shares of the Company’s common stock in exchange for the AG Options. The AG Options represent the right to acquire 2,623,365 ordinary shares of Biofrontera AG held by the shareholders, representing an exchange ratio of approximately 1 AG share to 1.2 shares of the Company’s common stock. There was no additional cost to exercise the AG Options. As of November 8, 2022, the Company exercised the AG options in full to acquire 2,623,365 shares of Biofrontera AG.

Also, on November 8, 2022, the Company entered into an amendment to the Loan Agreement with Convertible Repayment Obligation dated September 23,2022. In the Amendment, Quirin PrivatBank AG assigned the acquired 1,601,318 shares of AG, including all associated rights, to the Company with shares to be delivered promptly thereafter. The parties agreed to terminate the loan in part in exchange for noted shares.

As a result of these transactions, the Company now owns a total of 4,224,683 shares, which is 7.45% of Biofrontera AG’s outstanding ordinary shares as of November 8, 2022. These shares were acquired in accordance with the loan receivable agreement (as amended on November 8, 2022) disclosed in Note 9- Prepaid Expenses and Other Current Assets and the Private Exchange Agreement entered into October 25, 2022 as detailed above.

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

Factors that may cause such differences include, but are not limited to:

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the success of our principal licensed product Ameluz®;

●	the ability of Biofrontera Pharma, Biofrontera Bioscience and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●	the ability of our licensors or our licensors’ manufacturing partners, as applicable, to supply Ameluz®, BF-RhodoLED® lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our licensors to successfully defend or enforce patents related to our licensed products;

●	the effect of the COVID-19 global pandemic, including mitigation efforts and economic effects;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	the impact of legislative and regulatory changes;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy;

●	our success in achieving profitability;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	our success in remediating material weaknesses in our internal control over financial reporting and in establishing adequate internal controls over financial reporting;

●	our ability to retain and recruit key personnel;

●	our success in making the transition to operate as a public company;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any other filings with the SEC.

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

Overview

Biofrontera Inc. (the “Company”) includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI” or “subsidiary”). Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with our Ameluz Licensor.

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

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA-approved medical devices, the BF-RhodoLED® lamp series consisting of the BF-RhodoLED® and the RhodoLED® XL lamps, for photodynamic therapy in the United States for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”), by and among us and Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (collectively, the “Ameluz Licensor”) originally dated as of October 1, 2016, and as subsequently amended on October 8, 2021. Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the BF-RhodoLED® lamp in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications that the Ameluz Licensor may pursue. We are obliged to purchase Ameluz® and the RhodoLED® devices exclusively from the Licensor. Under the Ameluz LSA, the Licensor is obliged to manufacture, perform regulatory work and sponsor certain clinical trials on its own expense. In consideration, we are obligated to pay a transfer price of 30-50% of our net sales of Ameluz®. We have the authority under the Ameluz LSA in certain circumstances to i) take over clinical development with respect to the indications the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA), ii) take over the regulatory and manufacturing responsibilities from the Ameluz Licensor, and iii) to offset the costs of such operations by adjusting the transfer price for Ameluz® or to reduce the transfer price at a fixed ratio. The Ameluz Licensor does not have any obligation under the Ameluz LSA, as amended, to perform or finance clinical trials to promote new indications beyond those they are currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA). Under the Ameluz LSA, further extensions of the approved indications for Ameluz® photodynamic therapy in the United States are anticipated.

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

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp series for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be a leading photodynamic therapy product, by growing our dedicated sales and marketing infrastructure in the United States;

●	expanding our sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product; and

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the U.S. market through the LSAs with our Licensors.

Our strategic objectives also include further expansion of our product and business portfolio through various methods to pursue selective strategic investment and acquisition opportunities to expand and support our business growth, including but not limited to:

●	in-licensing further products or product opportunities and developing them for the U.S. market;

●	procuring products through asset acquisition from other healthcare companies; and

●	procuring products through share acquisition of some or all shares of other healthcare companies, including the possible acquisition of shares of our former parent company and significant stockholder, Biofrontera AG .

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz®, the RhodoLED® lamp series. We have financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in equity financings.

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

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e. workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product and of their manufacturer’s (Teligent, Inc.) Chapter 11 bankruptcy filing on October 14, 2021 and, in February 2022, Teligent Inc. filed a motion to convert the proceedings into a Chapter 7 liquidation. As Teligent, Inc, is no longer a viable manufacturing option, Ferrer has selected a new contract manufacturer for Xepi®, but the process will require significant time, including the time it will take the new contract manufacturer to reach a level of production to meet our commercial needs. Although we have inventory of Xepi® on hand, we do not expect it will be enough to complete the commercialization of Xepi® in accordance with the originally planned timeline. Due to the uncertainty of supply chain, we expect a delay in shipments of Xepi® for the next 15 months from the new contract manufacturer. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and RhodoLED®.

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

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and is re-measured at each reporting date, with changes in fair value presented within the consolidated statements of operations, until the contingency is resolved.

Change in Fair Value of Warrant Liabilities

Common stock warrants issued in conjunction with private placement financing transactions are accounted for as liabilities in accordance with ASC 815-40.

The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations.

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

Results of Operations

Comparison of the Three Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	Change

Product revenues, net	$4,290	$4,319	$(29)
Related party revenues	32	15	17
Revenues, net	4,322	$4,334	(12)

Operating expenses:
Cost of revenues, related party	2,127	2,249	(122)
Cost of revenues, other	98	41	57
Selling, general and administrative	7,765	17,090	(9,325)
Selling, general and administrative, related party	171	160	11
Restructuring costs	-	199	(199)
Change in fair value of contingent consideration	(2,200)	700	(2,900)
Total operating expenses	7,961	20,439	(12,478)
Loss from operations	(3,639)	(16,105)	12,466
Change in fair value of warrant liabilities	1,185	-	1,185
Interest expense, net	(89)	(86)	(3)
Other income, net	(22)	185	(207)
Loss before income taxes	(2,565)	(16,006)	13,441
Income tax expenses	1	6	(5)
Net loss	$(2,566)	$(16,012)	$13,446

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.8 million and $17.1 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $9.3 million, or 54.6%.

The decrease was primarily driven by legal settlement expense incurred in 2021 of $11.3 million. This decrease was partially offset by an increase in headcount costs of $0.8 million as a result of resumed hiring in 2022 plus additional business insurance of $0.5 million, general consulting expense of $0.4 million and stock compensation expense of $0.4 million.

Restructuring Costs

There were no restructuring costs for the three months ended September 30, 2022. Restructuring costs were $0.2 million for three months ended September 30, 2021, which were related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $2.2 million and an increase of $0.7 million for the three months ended September 30, 2022 and 2021, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $1.2 million for three months ended September 30, 2022. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock, as well as the modification of the 2021 Purchase Warrant. There were no warrant liabilities as of September 30, 2021.

Comparison of the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

(in thousands)	2022	2021	Change

Product revenues, net	$18,467	$14,890	$3,577
Related party revenues	63	42	21
Revenues, net	18,530	$14,932	3,598

Operating expenses:
Cost of revenues, related party	9,504	7,630	1,874
Cost of revenues, other	425	339	86
Selling, general and administrative	25,050	27,412	(2,362)
Selling, general and administrative, related party	612	520	92
Restructuring costs	-	654	(654)
Change in fair value of contingent consideration	(4,100)	1,698	(5,798)
Total operating expenses	31,491	38,253	(6,762)
Loss from operations	(12,961)	(23,321)	10,360

Change in fair value of warrant liabilities	15,267	-	15,267
Interest expense, net	(160)	(255)	95
Other income, net	30	419	(389)
Income (loss) before income taxes	2,176	(23,157)	25,353
Income tax expenses	31	51	(20)
Net income (loss)	$2,145	$(23,208)	$25,353

Product Revenue, net

Net product revenue was $18.5 million and $14.9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $3.6 million, or 24.0%. The increase was primarily driven by (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $3.2 million, and (ii) an Ameluz® price increase which further increased Ameluz® revenue by $0.2 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $9.5 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $1.9 million, or 24.6% which was driven by the increase in Ameluz® product revenue. Cost of revenues, related party is directly correlated to the selling price under the Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.1 million and $27.4 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $2.4 million, or 8.6%.

The decrease was primarily driven by legal settlement expense incurred in 2021 of $11.3 million. This decrease was partially offset by legal expenses of $1.4 million, issuance costs related to a private placement financing of $1.0 million and business insurance of $1.5 million. Headcount costs also increased $2.0 million as a result of resumed hiring in 2022. The increase was further driven by stock compensation expense of $1.5 million, consulting expenses of $1.1 million and resumed travel of $0.5 million.

Restructuring Costs

There were no restructuring costs for the nine months ended September 30, 2022. Restructuring costs were $0.7 million for the nine months ended September 30, 2021, which was related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $4.1 million and an increase of $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $15.3 million for the nine months ended September 30, 2022. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock, as well as the modification of the 2021 Purchase Warrant. There were no warrant liabilities as of September 30, 2021.

Net Income (Loss) to Adjusted EBITDA Reconciliation for the Nine Months Ended September 30, 2022 and 2021

We define adjusted EBITDA as net income or loss before interest income and expense, income taxes, depreciation and amortization, and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the normal course of our operations specifically described below. Adjusted EBITDA is not a presentation made in accordance with GAAP. Our definition of adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Change in fair value of warrant liabilities: The warrants issued in conjunction with private placement equity financings were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities were measured at fair value at inception and are remeasured at each reporting date, with changes in fair value presented within the consolidated statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

Stock based compensation: To measure operating performance, we exclude the impact of costs relating to share-based compensation. Due to the subjective assumptions and a variety of award types, we believe that the exclusion of share-based compensation expense, which is typically non-cash, allows for more meaningful comparisons of our operating results to peer companies. Share-based compensation expense can vary significantly based on the timing, size and nature of awards granted.

Expensed issuance costs: To measure operating performance, we exclude the portion of issuance costs related to our warrant liabilities. We do not expect to incur this type of expense on a recurring basis and believe the exclusion of these costs allows management and the users of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(2,566)	$(16,012)	$2,145	$(23,208)
Interest expense, net	89	86	160	255
Income tax expense	1	6	31	51
Depreciation and amortization	130	134	394	409
EBITDA	(2,346)	(15,786)	2,730	(22,493)
Change in fair value of contingent consideration	(2,200)	700	(4,100)	1,698
Change in fair value of warrant liabilities	(1,185)	-	(15,267)	-
Legal settlement expenses	-	11,250	-	11,250
Stock-based compensation	400	-	1,469	-
Expensed issuance costs	320	-	1,045	-
Adjusted EBITDA	$(5,011)	$(3,836)	$(14,123)	$(9,545)
Adjusted EBITDA margin	-115.9%	-88.5%	-76.2%	-63.9%

Adjusted EBITDA

Adjusted EBITDA decreased from ($3.8) million during the three months ended September 30, 2021 to ($5.00) million for the three months ended September 30, 2022. Our adjusted EBITDA margin decreased from (88.5%) to (115.9%) during the same periods.

Adjusted EBITDA decreased from ($9.5) million during the nine months ended September 30, 2021 to ($14.11) million for the nine months ended September 30, 2022. Our adjusted EBITDA margin decreased from (63.9%) to (76.2%) during the same periods.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances and cash flows from equity financing transactions. In July of 2022, we received proceeds of $4.6 million from the exercise of common stock warrants (See Note 18 Stockholders’ Equity). As of September 30, 2022, we had cash and cash equivalents of $27.5 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the nine months ended September 30, 2022 and 2021, we incurred losses from operations of $13.0 million and $23.3 million, respectively. We incurred net cash out-flow from operation of $7.9 million and $5.7 million for the nine months ended September 30, 222 and September 30, 2021. We had an accumulated deficit as of September 30, 2022 of $76.7 million.

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

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur significant costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S. We also intend to be opportunistic in our business plans which may include acquiring additional shares of Biofrontera AG as a strategic measure.

Our future growth is dependent on our ability to obtain additional equity. Based on current operating plans and financial forecasts, we expect that our current cash and cash equivalents, will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, if our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by our licensed products. Due to numerous factors described in more detail under the caption Part I, Item 1A, “Risk Factors” of the Form 10-K and our contractual obligations and commitments, we may require significant additional funds earlier than we currently expect in order to continue to commercialize Ameluz®, BF-RhodoLED® lamp series, and to support the operating, investing, and financing activities of the Company beyond the next twelve months.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz®;

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space;

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit- sharing payments to Maruho in connection with the Cutanea acquisition; and

●	the ability to collect a receivable of $5.6 million from Biofrontera AG (in accordance with the Settlement Allocation Agreement) for reimbursement of legal settlement payments to be made on their behalf for which both parties are jointly and severally liable.

We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(7,928)	$(5,725)
Net cash used in investing activities	(3,070)	(2)
Net cash provided by (used) in financing activities	14,021	(638)
Net increase (decrease) in cash and restricted cash	$3,023	$(6,365)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $7.9 million of cash, primarily resulting from our net income of $1.1 million, decreased by the non-cash change in fair value of warrant liabilities of $15.3 million and the change in fair value of contingent consideration of $3.4 million and offset by the non-cash expense of stock-based compensation of $1.5 million, $0.4 million depreciation and amortization, $0.3 million interest expense as well as $7.3 million of working capital changes.

During the nine months ended September 30, 2021, operating activities used $5.7 million of cash, primarily resulting from our net loss of $23.2 million, adjusted for non-cash expense of $1.5 million as an offset and net cash provided by changes in our operating assets and liabilities of $1.2 million.

Investing Activities

During the nine months ended September 30, 2022 investing activities used $3.1 million, primarily resulting from the distribution of a short-term loan of $3.1 million, which is repayable at the option of the holder, Quirin PrivatbankAG, in cash or in shares of Biofrontera AG acquired with the funds from the loan.

During the nine months ended September 30, 2021, investing activities used $2,000, resulting from the purchase of computer equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash from financing activities was $14 million driven entirely by proceeds from the sale of common stock and warrants in a private placement (See Note 18 Stockholders’ Equity) as well as the exercise of warrants.

During the nine months ended September 30, 2021, cash used in financing activities was $0.65 million related to payments of deferred offering costs.

Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the value of assets and liabilities, as well as contingent assets and liabilities, as reported on the balance sheet date, and revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of a degree of judgment are appropriate relate to fair value measurements of contingent consideration and warrant liabilities and stock compensation. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our financial statements included in our Annual Report on Form 10-K.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates for the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Relating to the previously identified deficiency pertaining to management’s review of work performed by specialists, management has implemented measures designed to improve our internal control over financial reporting including formalized reviews of transactions handled by the specialist. However, in light of the prior year control deficiency, the remediation is still considered to be in process. We will monitor the effectiveness of our remediation plan and will continue to make changes we determine to be appropriate. As a result, management has concluded that the material weakness was not fully remediated as of September 30, 2022.

Management will continue its remediation work by adding steps to the engagement of third-party specialists for assistance with complex or judgmental accounting areas, including checks and balances over the proper flow of information to the specialist to allow for an adequate understanding of the transaction.

As previously noted, we are still in process of remediating this material weakness as of September 30, 2022. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 23 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2022, we have used all of the proceeds received from our IPO for working capital and general corporate purposes. There was no material change in the planned use of proceeds from the IPO of our common stock from that described in the Prospectus filed with SEC pursuant to rule 424b(4) under the Securities Act on November 1, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.
4.1	Form of Inducement Letter (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2022).

10.1	Form of Inducement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 28, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	The schedules (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: November 14, 2022	By:	/s/ Erica Monaco
	Name:	Erica Monaco
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Fred Leffler
	Name:	Fred Leffler
	Title:	Chief Financial Officer (Principal Financial Officer)

