Form 10-K
period 2022-12-31
Biofrontera Inc.
filed 2023-03-13
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $35.4 million, based on the closing price of the registrant’s common stock.

As of March 13, 2023, there were 26,699,002 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Biofrontera” and similar references refer to Biofrontera Inc. which includes its wholly owned subsidiary Bio-Fri GmbH (“Bio-FRI” or “subsidiary”). References in this Form 10-K to the “Biofrontera Group” refer to Biofrontera AG and its consolidated subsidiaries, Biofrontera Pharma GmbH (individually, “Biofrontera Pharma”), Biofrontera Bioscience GmbH (individually “Biofrontera Bioscience”), Biofrontera Neuroscience GmbH, and Biofrontera Development GmbH. References in this Form 10-K to “Ferrer” refer to Ferrer Internacional S.A. References in this Form 10-K to Biofrontera’s “Licensors” refer collectively to Biofrontera Pharma, Biofrontera Bioscience and Ferrer. References in this Form 10-K to “Ameluz Licensor” refer collectively to Biofrontera Pharma and Biofrontera Bioscience. References in this Form 10-K to “Maruho” refer to Maruho Co., Ltd. References in this Form 10-K to “Cutanea” refer to Cutanea Life Sciences, Inc., which was acquired by Biofrontera in 2019 (“Cutanea acquisition”).

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

You should read this Form 10-K and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make. Factors that could cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our licensed products;

●	changes in our relationship with our Licensors;

●	our Licensors’ ability to manufacture our licensed products;

●	our ability to expand, manage and maintain our direct sales and marketing organizations, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our licensed products if coverage, reimbursement and pricing from third-party payors for our products or procedures using our products significantly declines;

●	our Licensors’ ability to adequately protect their intellectual property and operate their business without infringing upon the intellectual property rights of others;

●	our ability to market, commercialize, achieve market acceptance for and sell our licensed products;

●	the fact that product quality issues or product defects may harm our business;

●	any product liability claims;

●	our ability to regain compliance with Nasdaq continued listing standards;

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of our Licensors’ research, development and preclinical studies and clinical trials for our licensed products and our Licensors’ ability to obtain the regulatory approvals necessary for the marketing of our licensed products in the United States;

●	any impact of extraordinary events, including those resulting from the sunsetting of the COVID-19 Public Health Emergency (“PHE”) on May 11, 2023; and

●	those risks listed in the sections of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K.

Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Any forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this Form 10-K, except as required by applicable law. Investors should evaluate any statements made by us in light of these important factors.

PART I

Item 1. Business

Overview

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH, a limited liability company organized under the laws of Germany. Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Company Overview

We were formed in March 2015 as Biofrontera Inc., a Delaware corporation, and a wholly owned subsidiary of Biofrontera AG, a stock corporation organized under the laws of Germany. On November 2, 2021, we consummated our initial public offering and subsequently we ceased to be deemed a company controlled by Biofrontera AG. As of December 31, 2022, Biofrontera AG held 30% of the outstanding shares of our common stock. With our national commercial team, we generate revenue by selling our licensed products directly to dermatology offices and groups.

Employees

As of December 31, 2022, the company had 81 employees all of which were full-time employees and approximately 57% are focused on marketing and sales activities. Our commercial team covers the continental United States, and our headquarters is in Woburn, MA.

Significant customers

We have a wide and diverse customer base with no single customer dominating our revenues. At December 31, 2022, no customer represented more than 10% of the net accounts receivable balance. For the year ended December 31, 2022, no customer represented more than 10% of net revenues.

Our Strategy

Our principal objective is to improve patient outcomes by increasing the sales of our licensed products. The key elements of our strategy include the following:

●	expand our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp series for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be standard of care in the United States by growing our dedicated sales and marketing infrastructure in the United States;

●	expand sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product;

●

leverage the potential for future approvals and label extensions of our licensed portfolio products that are in the pipeline for the U.S. market through our license and supply agreements with the Licensors; and

●	opportunistically add complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

By executing these four strategic objectives, we will fuel company growth, deepen our trusted relationships in the dermatology community, and above all, help patients live healthier, more fulfilling lives.

Ameluz® and RhodoLED® Lamp Series

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses (“AK”) of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated.1 International treatment guidelines list photodynamic therapy as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.2 We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”) between Biofrontera, Inc. and the Ameluz Licensors.

AKs are superficial potentially pre-cancerous skin lesions caused by chronic sun exposure that may, if left untreated, develop into a form of potentially life-threatening skin cancer called squamous cell carcinoma. Actinic keratoses typically appear on sun-exposed areas, such as the face, bald scalp, arms or the back of the hands, and are often elevated, flaky, and rough in texture, and appear on the skin as hyperpigmented spots. AKs are typically treated with cryotherapy, topicals, or PDT and these treatments can be used in combination.

In general, photodynamic therapy is a two-step process:

●	the first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to accumulate in cancerous cells; and

●	the second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

During this process, energy from the light activates the photosensitizer. In photodynamic therapy, the activated photosensitizer transfers energy to oxygen molecules found in cells, converting the oxygen into a highly reactive oxygen species (“ROS”), which destroys or alters the sensitized cells. Photodynamic therapy can be a highly selective treatment that targets specific cells while minimizing damage to normal surrounding tissues. It also can allow for multiple courses of therapy. Hence the mode of action of photodynamic therapy requires destruction of the altered cells, temporary local skin reactions and inflammation of the treated area might be expected. The Ameluz® PDT therapy is highly effective with patients experiencing up to 91% clearance after one or two treatments3 with limited or no scaring. The therapy also may provide protection from potentially fatal progress of mild or invisible AKs.4

Market and competitive landscape

AK currently affects approximately 58 million Americans which lead to roughly 13 million treatments annually.5 Cryotherapy is the traditional and most common form of treatment but may not be as effective and may leave scarring; cryotherapy is estimated to be approximately 86% of the market. Topicals, medications which patients apply to the lesion multiple times per day for up to several weeks, constitutes approximately 12% of the market. PDT is approximately 2% of the market. The total market size is estimated to be roughly $4 billion for the three therapy types. Our primary competitor in the PDT space is Levulan® and the associated light, Blu-U®.

Our goal is to continue expansion in the current PDT market share and focus on converting cryotherapy treatments of more than 14 lesions as a field therapy such as Ameluz® PDT could be more effective. This targeted market is about 11% or $440 million of the total AK market.6 Ameluz® PDT is competitive in the market. We are leveraging medical affairs, advisory boards, and key opinion leaders in order to educate the market on the use and benefits of Ameluz® PDT.

1 Fuchs & Marmur, Dermatol Surg. 2007 Sep; 33(9):1099-101

2 Werner RN, Stockfleth E, Connolly SM, et al. Evidence- and consensus-based (S3) Guidelines for the Treatment of Actinic Keratosis - International League of Dermatological Societies in cooperation with the European Dermatology Forum - Short version. J Eur Acad Dermatol Venereol. 2015;29(11):2069-2079. doi:10.1111/jdv.13180

3 For full prescribing information for Ameluz, please see https://bit.ly/AmeluzPI

4 Reinhold et al. 2016 Br. J. Derm. DOI 10.1111/bjd. 14498

5 www.skincancer.org/skin-cancer-information/actinic-keratosis

6 Market data accessible from CMS and IQVIA, 2020

Sales, marketing and distribution

We are currently selling our portfolio of licensed products in the United States through the use of our own commercial organization. We have a single sales force who markets all our licensed products across the dermatology space. We launched the commercialization of Ameluz® in combination with the RhodoLED® lamp for the treatment of actinic keratosis in the United States in October 2016. Ameluz® PDT is an in-office procedure. Ameluz® is distributed as a “buy-and-bill” drug that is purchased by the dermatologist, rather than distribution through pharmacies. Our customers will purchase our device and Ameluz® which will be held in inventory. When a dermatologist uses our product in a treatment, a payor will be billed, and the provider will be paid for both the product and light treatment. There are well established PDT CPT Codes. Ameluz® PDT is covered by code number 96574 which has an average reimbursement of $286.00 per light treatment and has to be performed by a qualified healthcare professional. Public information regarding CPT reimbursement is available at https://www.cms.gov/medicare/physician-fee-schedule/search?Y=0&T=4&HT=0&CT=3&H1=96574&M=5.

Our licensors’ research and development programs

We are a sales organization with focus on commercializing our portfolio of licensed products that are already FDA-approved. Research and development efforts for label extensions in order to optimize the market positioning of the products are the responsibility of the respective licensor and are governed by the respective LSAs.

Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the RhodoLED® lamp series comprising the RhodoLED® and the new, more advanced RhodoLED® XL (when available) in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications identified under the Ameluz LSA.

A summary of our understanding of the Licensor’s clinical trials is below:

Clinical Phase
Product	Indication	Pre-clinical	I	II	III	Status
Ameluz®	Superficial basal cell carcinoma				●	Clinical Study Report (CSR) expected Q2 – 2024
Ameluz®	Actinic keratosis		●			Safety study with 3 tubes of Ameluz®; CSR expected Q3 – 2023
Ameluz®	Moderate to severe acne			●		CSR expected Q2 – 2024
Ameluz®	Actinic keratosis				●	Trunk & extremities with 1-3 tubes First patient dosed 01/23; CSR expected Q1 - 2025
Ameluz®	Actinic keratosis				●	Combination daylight + conventional PDT, plan to start enrollment in 2023
Ameluz®	Squamous cell carcinoma in situ				●	Plan to start enrollment in 2024

In late October 2021, the new, larger RhodoLED® XL was approved by the FDA in combination with Ameluz® for the treatment of mild and moderate actinic keratoses on the face and scalp, which corresponds to the current approval of Ameluz®. The new PDT-lamp enables the illumination of larger areas, thus allowing the simultaneous treatment of several actinic keratoses distant from each other. The BF-RhodoLED® model will continue to be offered in the U.S. market.

Principal suppliers

Our source for the Ameluz® and the RhodoLED® lamp series is our Licensor, Biofrontera Pharma. Biofrontera Pharma is considered the responsible manufacturer for Ameluz® by the FDA. Biofrontera Pharma currently manufactures through a single unaffiliated contract manufacturer in Switzerland, Glaropharm AG, and has recently signed an agreement with a second unaffiliated contract manufacturer located in Germany, Pharbil Waltrop GmbH, to ensure stability of the supply chain. Our Licensor is responsible for all raw materials, product, and shipment of products to our third-party logistics partner (“3PL”), Cardinal Health for warehousing and distribution. We centralize our customer sales support and back-office functions through our headquarters in Woburn, Massachusetts.

We intend to continue our development of our sales and marketing infrastructure to effectively target the broad range of dermatologic prescribers. To further our development, we plan to expand our headcount, increase our investment in market research and brand development, further develop our distribution capabilities and explore broader payer relationships and coverage.

Xepi®

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States under an exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea.

Impetigo is a common and highly contagious bacterial skin infection caused by bacteria. The bacteria that can cause impetigo include Group A beta-hemolytic streptococcus and Staphylococcus aureus. It occurs most frequently in children 2 to 5 years old, but people of any age can be affected and even more than once. Impetigo causes red sores that most often appear on the face, neck, arms, and legs. These sores can turn into blisters that open and form a yellowish crust. Transmission of the disease is by direct contact and poor hygiene can increase the spread. Although impetigo is a year-round disease, it occurs most often during the warm weather months.7

Possible complications of impetigo8 can include:

●	Worsening or spreading of the infection

●	Scarring, which is more common with ecthyma

●	Impetigo caused by beta-hemolytic strep bacteria can cause:

●	Kidney damage (poststreptococcal glomerulonephritis)

●	Fever, joint, and other problems (rheumatic fever)

Although impetigo rarely leads to serious complications, effective treatment with drugs like Xepi® can shorten how long impetigo lasts.

Market and competitive landscape

There are more than 3 million cases of impetigo in the United States every year.5 The market for topical antibiotics is driven by generics with mupirocin being the top choice of topical antibiotics across all specialties. In 2021, over 13 million prescriptions were written for mupirocin for a range of conditions. According to prescription data from IQVIA, dermatologists account for approximately 12% of the annual topical antibiotic prescriptions written or about 1.4 million prescriptions. Xepi® is a prescription product that is filled by specialty pharmacies nationwide and orders to these specialty pharmacies are fulfilled by our 3PL, Cardinal Health. Sales to the specialty pharmacies are recognized net of sales deductions, which include expected returns, discounts and incentives such as payments made under patient assistance programs.

Our licensors’ research and development programs

Currently, there are no clinical trials being conducted for Xepi®, and we are unaware of any immediate or near-term plans of Ferrer for a U.S.-market focused development pipeline.

Sales, marketing and distribution

We are currently selling our portfolio of licensed products in the United States through the use of our own commercial organization. We have a single sales force who markets all our licensed products across the dermatology space.

Although recent developments with respect to the third-party manufacturer that was providing our supply of Xepi® have impacted the timing of sales expansion and improved market positioning, Ferrer is in the process of qualifying a new third-party manufacturer in North America. The expectation is that this process will be completed by early 2024. Once the new third-party manufacturer is qualified, we expect the supply of Xepi® will meet future needs. Xepi®, is distributed through specialty pharmacies and generally covered by most commercial payers without pre-approval or similar requirements. Our contracts with third-party payers/pharmacy benefit managers (“PBMs”) generally require us to provide rebates based on utilization by the patients they cover. We believe that Xepi® has the potential to be another innovative product with a large market potential.

7 How to Treat Impetigo and Control This Common Skin Infection | FDA

8 From CLS link to Johns Hopkins Impetigo | Johns Hopkins Medicine

Intellectual Property

We do not own any material patents or trademarks. We license the rights and trademarks related to the products we sell.

Ameluz® and the RhodoLED® lamp series are approved by the FDA as a combination product, such that the label requires the use of both products together. The Licensor has patent protection on its nanoemulsion technology in the United States until 2028  and three new patent family applications on the BF-RhodoLED® lamps and general PDT illumination procedures, two of which are already granted and one is listed in the Orange Book, that could jointly extend protection until 2040.

Xepi® is protected by four patents in the United States held by Ferrer. The primary patent protecting the active ingredient in Xepi® expires in November 2023. However, there are treatment specific patents for the treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes and a method of treating nasopharynx infections in asymptomatic nasal carriers expiring in 2032 and 2029, respectively.

Commercial Partners and Agreements

Ameluz® and RhodoLED® Lamp Series License Service Agreement

On June 16, 2021, we entered into the Ameluz LSA with Biofrontera Pharma and Biofrontera Bioscience. Under the terms of the Ameluz LSA, we were granted an exclusive, non-transferable license to use Biofrontera Pharma and Biofrontera Bioscience technology to use, import, export, distribute, market, offer for sale and sell Ameluz® and the RhodoLED® lamp series for its approved indications within the United States and certain of its territories and agreed to purchase a minimum number of units according to an agreed schedule.

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

In addition, under the Ameluz LSA, the Ameluz Licensor agrees to sell us the RhodoLED® lamp series at cost plus a low double digit handling fee. There are no milestone or royalty obligations associated with this agreement. Any changes to pricing of supply of Ameluz® or RhodoLED® lamps would require agreement by both contract parties.

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

Under the Ameluz LSA, the Ameluz Licensor is responsible for obtaining and maintaining the rights to all FDA approvals (and any required maintenance thereafter) needed for the Ameluz Licensor to manufacture Ameluz® and/or the RhodoLED® lamp series and/or for Biofrontera to sell Ameluz® and/or the RhodoLED® lamp series in the United States. Likewise, the Ameluz Licensor is responsible to maintain a pharmacovigilance database and to respond appropriately to all relevant queries of any regulatory authority pertaining to pharmacovigilance (Biofrontera is required to provide reasonable support relating to any regulatory issues relating to pharmacovigilance and/or product recalls). Furthermore, the Ameluz Licensor will, in agreement with Biofrontera, perform and finance clinical trials to promote the Ameluz® market positioning in the U.S. market for indications that are identified in the amendment signed on October 8, 2021, including the clinical studies. With respect to the indications currently pursued by the Ameluz Licensor, we have the authority under the Ameluz LSA, in certain circumstances, to take over clinical development from the Ameluz Licensor, if they are unable or unwilling to perform these functions appropriately and subtract the cost from the transfer price of future shipments. The pursuit of any additional indications would need to be separately negotiated between us and the Ameluz Licensor.

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

Ferrer Internacional S.A.

On March 25, 2019, we assumed the rights, duties and obligations of Cutanea under the Xepi LSA as part of the acquisition of Cutanea. Under the terms of the Xepi LSA, we have been granted an exclusive, royalty-bearing license in the United States and certain of its territories, including the right to sublicense under certain conditions, to develop, make, have made, use, register, market, promote, sell, have sold, offer for sale and import Xepi®.

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

The terms of the Xepi LSA also provide for us to purchase Xepi® from Ferrer and pay royalties at a high single digit percentage based on net sales. Royalties are paid quarterly when the related sales occur. There are no other performance obligations required for royalties to be incurred. Furthermore, while Ferrer is approval holder for Xepi®, the administration of the NDA is managed by Biofrontera Bioscience. We are fully dependent on our collaboration with Ferrer for our supply of Xepi® from their sole supplier.

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

Government and Industry Regulation

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

FDA Regulation for Medical Devices

After a device is placed on the market, regardless of its classification or premarket pathway, numerous regulatory requirements apply. These include, but are not limited to:

●	establishing establishment registration and device listings with the FDA;

●	Quality System Regulation, or QSR, which requires manufacturers, including third party manufacturers and certain other parties, to follow stringent design, testing, process control, documentation, corrective action/preventive action, complaint handling and other quality assurance procedures, as applicable;

●	labeling statutes and regulations, which prohibit the promotion of products for uncleared or unapproved, or off-label uses and impose other restrictions on labeling;

●	clearance or approval of product modifications that could affect (or for 510(k) devices, significantly affect) safety or effectiveness or that would constitute a change (or for 510(k) devices, a major change) in intended use;

●	medical device reporting regulations, which require that manufacturers report to the FDA if an event reasonably suggests that their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the same or a similar device of the manufacturer were to recur;

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA, that may present a risk to health. In addition, the FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; and

●	post-approval restrictions or conditions, including requirements to conduct post-market surveillance studies to establish additional safety or efficacy data.

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

Item 1A. Risk Factors

Summary of Material Risk Factors

Our business, results of operations and financial condition and the industry in which we operate are subject to various risks. We have listed below (in order of importance or probability of occurrence) the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. New risks may emerge from time to time, and it is not possible for us to predict all potential risks or to assess the likely impact of all risks. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:

Risks Related to the License and Supply Agreements and our Licensed Products

●	Currently, our sole source of revenue is from sales of products we license from other companies. If we fail to comply with our obligations in the agreements under which we license rights from such third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.
●	Certain important patents for our licensed product Ameluz® expired in 2019. Although the process of developing generic topical dermatological products for the first time presents specific challenges that may deter potential generic competitors, generic versions of Ameluz® may enter the market following the recent expiration of these patents. If this happens, we may need to reduce the price of Ameluz® significantly and may lose significant market share.
●	Our business depends substantially on the success of our principal licensed product Ameluz®. If the Ameluz Licensor is unable to successfully obtain and maintain regulatory approvals or reimbursement for Ameluz® for existing and additional indications, our business may be materially harmed.
●	The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.
●	If our Licensors or our Licensors’ manufacturing partners, as applicable, fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues.
●	The Biofrontera Group has been involved in lawsuits to defend or enforce patents related to our licensed products and they or another licensor may become involved in similar suits in the future, which could be expensive, time-consuming and unsuccessful.

Risks Related to Our Business and Strategy

●	The COVID-19 global pandemic still affects our business and presents new challenges.
●	Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.
●	We are fully dependent on our collaboration with the Ameluz Licensor for our supply of Ameluz® and RhodoLED® lamps and future development of the Ameluz® product line, on our collaboration with Ferrer for our supply of Xepi® and future development of Xepi® and may depend on the Ameluz Licensor, Ferrer or additional third parties for the supply, development and commercialization of future licensed products or product candidates. Although we have the authority under the Ameluz LSA with respect to the indications that the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA) in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor if they are unable or unwilling to perform these functions appropriately, the sourcing and manufacture of our licensed products as well as the regulatory approvals and clinical trials related to our licensed products are currently controlled, and will likely continue to be controlled for the foreseeable future, by our existing and future collaborators. Our lack of control over some of these functions could adversely affect our ability to implement our strategy for the commercialization of our licensed products.
●	Healthcare legislative changes may have a material adverse effect on our business and results of operations.
●	We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively. We also must compete with existing treatments, such as simple curettage and cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.
●	The U.S. market size for Ameluz® for the treatment of actinic keratosis may be smaller than we have estimated.
●	If our Licensors face allegations of noncompliance with the law and encounter sanctions, their reputation, revenues and liquidity may suffer, and our licensed products could be subject to restrictions or withdrawal from the market.
●	Even if our Licensors obtain regulatory approvals for our licensed products and product candidates, or approvals extending their indications, they may not gain market acceptance among hospitals, physicians, health care payors, patients and others in the medical community.
●	A recall of our licensed drug or medical device products, or the discovery of serious safety issues with our licensed drug or medical device products, could have a significant negative impact on us.
●	Our licensed medical device product, the RhodoLED® lamp, is subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.
●	Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Risks Related to Our Financial Position and Capital Requirements

●	We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.
●	If we fail to obtain additional financing, we may be unable to pursue our plans for strategic growth, including completing the commercialization of Xepi® and other products we may license.
●	Our existing and any future indebtedness could adversely affect our ability to operate our business.
●	The valuation of our equity investments is subject to volatility.

Risks Related to Corporate Governance, Including Being a Public Company

●	We previously identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
●	As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	We are an emerging growth company and smaller reporting company we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Securities and the Ownership of Our Common Stock

●	As of December 31, 2022, Biofrontera AG beneficially owns 30.0% of our outstanding shares of common stock and will be able to exert significant control over matters subject to stockholder approval and its interests may conflict with ours or other stockholders in the future.
●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.
●	If we fail to regain compliance with applicable listing standards, our common stock and/or our publicly-traded warrants could be delisted from Nasdaq.
●	Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.

Pursuant to the Ameluz LSA, the Ameluz Licensor supplies us with Ameluz®. The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer located in Switzerland to manufacture Ameluz®, Glaropharm AG, and has signed an agreement with a second unaffiliated contract manufacturer located in Germany, Pharbil Waltrop GmbH, to begin to supply it with Ameluz® to ensure stability of the supply chain. If the Ameluz Licensor fails to maintain its relationships with both of these manufacturers or if the Ameluz Licensor fails to maintain its relationship with its current manufacturer and the second manufacturer has not yet completed the necessary steps to begin manufacturing Ameluz®, the Ameluz Licensor may be unable to obtain an alternative manufacturer of Ameluz® that could deliver the quantity of the product at the quality and cost levels that we require. Even if an acceptable alternative manufacturer could be found, we would expect long delays in transitioning the manufacturing from the existing manufacturer to a new manufacturer. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of either manufacturer to supply the Ameluz Licensor with Ameluz® that satisfies quality, quantity and cost requirements in a timely manner could impair our ability to deliver Ameluz® to the U.S. market and could increase costs, particularly if the Ameluz Licensor is unable to obtain Ameluz® from alternative sources on a timely basis or on commercially reasonable terms. In addition, each manufacturer is regulated by the country in which it is located and by the FDA and must comply with applicable laws and regulations. Finding a suitable replacement of these particular partners would therefore be extremely difficult for the Ameluz Licensor. If the Ameluz Licensor lost these manufacturers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. If the suppliers fail to comply, this could harm our business.

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

Furthermore, while our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. Ferrer’s manufacturer of Xepi® (Teligent, Inc.) filed for Chapter 11 bankruptcy on October 14, 2021, and on February 23, 2022 Teligent, Inc. filed a motion to convert their bankruptcy into a Chapter 7 liquidation. Ferrer is in the process of qualifying a new third-party manufacturer in North America. The process will require significant time and expense, including the time it will take the new contract manufacturer to reach a level of production to meet our commercial needs. Although we have inventory of Xepi® on hand, we do not expect it will be enough to complete the commercialization of Xepi® in accordance with the originally planned timeline. If there are any significant delays to, or changes in, our plans for the completion of the commercialization of Xepi®, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key factors affecting our performance —Supply Chain” in this Form 10-K.

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

In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Quality and Security Act and the Drug Supply Chain Security Act in the United States, which require us to develop electronic systems to serialize, track, trace and authenticate units of our licensed products through the supply chain and distribution system. Compliance with these regulations may result in increased expenses for our company or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.

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

In March 2018, DUSA Pharmaceuticals, Inc., or DUSA, brought a lawsuit against Biofrontera AG and its subsidiaries, including us, before the District Court of Massachusetts (18-cv-10568-RGS) alleging patent infringement and other claims related to sales practices.

On November 29, 2021, before the trial began, we entered into a confidential settlement and release agreement with the respect to the DUSA Litigation with DUSA. See “Commitments and Contingencies—Legal proceedings” in Note 24 to the audited financial statements as of and for the years ended December 31, 2022 and 2021 as included in this Form 10-K

While Biofrontera AG has agreed to pay a portion of the settlement, we remain jointly and severally liable to DUSA for the full settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the Agreement, DUSA could compel us to pay Biofrontera AG’s share. If either we or Biofrontera AG violates the terms of the settlement agreement, this could nullify certain aspects of the settlement and we may lose certain benefits of the settlement and be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of December 31, 2022, the Company has a receivable of $6.4 million due from Biofrontera AG for its share of the settlement amount.

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

Our subsidiary and certain third-party employees and our licensed patents are subject to foreign laws.

All employees of our wholly owned subsidiary, Bio-FRI GmbH, and a majority of the employees of Biofrontera AG, the parent company of the Ameluz Licensor, work in Germany and are subject to German employment law. Ideas, developments, discoveries and inventions made by such employees and consultants are subject to the provisions of the German Act on Employees’ Inventions, which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes can occur between Biofrontera AG and its employees or former employees pertaining to alleged non-adherence to the provisions of this act that may impact our license depending on whether Biofrontera AG prevails or fails in any such dispute. There is a risk that the compensation Biofrontera AG provided to employees who assign patents to them may be deemed to be insufficient and Biofrontera AG may be required under German law to increase the compensation due to such employees for the use of the patents. In those cases where employees have not assigned their interests to Biofrontera AG, Biofrontera AG may need to pay compensation for the use of those patents. If Biofrontera AG is required to pay additional compensation or face other disputes under the German Act on Employees’ Inventions, the impact on our license could adversely affect our results of operations.

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

Risks Related to Our Business and Strategy

The COVID-19 global pandemic still affects our business and presents new challenges.

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, we experienced a significant decline in demand for our licensed products as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. Our revenue was directly affected by the global COVID-19 pandemic starting in mid-March of 2020. From that point on, rising infection rates and the resulting American Academy of Dermatology’s official recommendation to care for patients through remote diagnosis and treatment (telehealth) led to significantly declining patient numbers and widespread, albeit temporary, physician practice closures. As COVID-19 vaccines started to roll-out to the general public in March 2021, we experienced an increase in patients willing to undergo treatment for actinic keratosis. In the fourth quarter of 2021 continuing through 2022, we again saw a seasonally strong increase in sales, indicating a revenue recovery from the global COVID-19 pandemic. We are optimistic that our business will continue to thrive throughout 2023 as a result of the COVID-19 PHE sunsetting on May 11, 2023. However, the ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will continue to be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of any of our licensed products. We outsource all manufacturing and packaging of our licensed products to our Licensors, who may in turn contract with third parties to provide these services. We have no direct control over the manufacturing process of our licensed products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates. See “—If our Licensors’ manufacturing partners fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues” for more information on the risks related to the manufacture of our licensed products. Although under the Ameluz LSA we are entitled to enter into a direct agreement with the Ameluz Licensor’s supplier under certain circumstances, this is only with respect to the indications that the Ameluz Licensor is currently seeking from the FDA (as well as certain other clinical studies identified in the Ameluz LSA) and there is no guarantee that we will be able to do so under terms similar to the Ameluz Licensor’s existing agreement or without delays or difficulties, each of which could have an adverse impact on our business or results of operations.

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

Biofrontera AG is a significant stockholder of the Company and, as a result of its control of the manufacture, clinical development and regulatory approval of Ameluz® may exert greater influence on the Company relative to the percentage of its ownership of the Company’s outstanding common stock. See “—Risks Related to Our Securities and Ownership of Our Common Stock— As of December 31, 2022, Biofrontera AG beneficially owns 30.0% of our stock after the completion of the initial public offering and will be able to exert significant control over matters subject to stockholder approval, and its interests may conflict with ours or other stockholders’ in the future” for more information on the risks related to Biofrontera AG’s beneficial ownership of the Company’s common stock.

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

In the United States and certain other countries, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our licensed products profitably. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 revised the payment methodology for many products under Medicare in the United States, which has resulted in lower rates of reimbursement. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 the (“PPACA” or collectively, the “ACA”), was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On January 20, 2017, President Donald Trump signed an executive order stating that the administration intended to seek prompt repeal of the Affordable Care Act, and, pending repeal, directed by the U.S. Department of Health and Human Services and other executive departments and agencies to take all steps necessary to limit any fiscal or regulatory burdens of the Affordable Care Act. On January 28, 2021, President Joseph R. Biden, Jr. signed the Executive Order on Strengthening Medicaid and stated his administration’s intentions to reverse the actions of his predecessor and strengthen the Affordable Care Act. As part of this Executive Order, the Department of Health and Human Services, United States Treasury, and the Department of Labor are to review all existing regulations, orders, guidance documents, policies, and agency actions to consider if they are consistent with ensuring both coverage under the Affordable Care Act and if they make high-quality healthcare affordable and accessible to Americans. On March 11, 2021, President Joseph R. Biden Jr. signed into law the American Rescue Plan Act of 2021 to further strengthen Medicaid and the ACA and on April 5, 2022, President Joseph R. Biden Jr. signed the Executive Order on Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage in which he celebrated the significant progress across the U.S. in making healthcare more affordable and accessible. In this Executive Order, President Joseph R. Biden Jr. directed agencies “with responsibilities related to Americans’ access to health coverage” to “review agency actions to identify ways to continue to expand the availability of affordable health coverage.” The continued expansion of the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products. While we are unable to predict the likelihood of changes to the Affordable Care Act or other healthcare laws which may negatively impact our profitability, we continue to closely monitor all changes.

President Biden intends, as his predecessor did, to take action against drug prices which are considered “high.” The most likely time to address this would be in the reauthorization of the Prescription Drug User Fee Act (“PDUFA”) in 2022 as part of a package bill. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

Following the passage of the Inflation Reduction Act of 2022, President Biden signed The Executive Order on Lowering Prescription Drug Costs for Americans, effective October 14, 2022. This Executive Order is intended to drive down prescription drug costs and attempts to make use of HHS’s Center for Medicare and Medicaid Innovation (“Innovation Center”). The Innovation Center tests health care payment and delivery models with the goal of improving health care quality and ensuring the efficiency of health care delivery. This Executive Order further requires that HHS consider utilizing the Innovation Center’s testing to identify payment and delivery models that would “lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care.”

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. Additionally, third-party payors, including governmental payors, managed care organizations and private health insurers, are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

The public data regarding the market for actinic keratosis treatments in the United States may be incomplete. Therefore, some of our estimates and judgments are based on various sources which we have not independently verified and which potentially include outdated information, or information that may not be precise or correct, potentially rendering the U.S. market size for treatment of actinic keratosis with Ameluz® smaller than we have estimated, which may reduce our potential and ability to increase sales of Ameluz® and revenue in the United States. Although we have not independently verified the data obtained from these sources, we believe that such data provide the best available information relating to the present market for actinic keratosis treatments in the United States, and we often use such data for our business and planning purposes.

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

As a result of our current IT infrastructure and German-based subsidiary, we are subject to governmental regulation and other legal obligations in the EU and European Economic Area, or EEA, related to privacy, data protection and data security and, as a result of our sales in California, the California Consumer Privacy Act (CCPA). Our actual or perceived failure to comply with such obligations could harm our business.

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

On January 1, 2020, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. This Act also applies to any information of certain patients that a drug company may possess. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted in the years to come. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results. Noncompliance with CCPA could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffer harm. Since its enactment, four (4) additional states – Colorado, Connecticut, Utah, and Virginia – have enacted comprehensive consumer data privacy laws similar to the CCPA, indicating a potential trend that may continue to spread across the U.S.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with specialized scientific and technical skills. We are highly dependent on our management, scientific, medical and operations personnel, including Erica Monaco, our Chief Executive Officer, Prof. Dr. Hermann Lübbert, our Executive Chairman and Fred Leffler, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

As of December 31, 2022, we had 81 employees. In the longer term, as our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred losses in each year since inception. Our net loss for the fiscal years ended December 31, 2022 and December 31, 2021 was $0.6 million and $37.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $79.5 million.

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

During the year ended December 31, 2022, we received an aggregate of $14 million, including $9.4 million from a private placement, net of issuance costs, and $4.6 million from warrants exercised for common stock. We believe with the funds available from these transactions and availability under a working capital line of credit, that we will have sufficient funds to support the operating, investing, and financing activities of the Company through at least twelve months from the date of the issuance of this Form 10-K. However, changing circumstances may cause us to consume capital significantly faster than currently anticipated, and we may need to spend more money than currently expected because of circumstances beyond our control. In addition, if we choose to take significant steps towards the realization during the current fiscal year of longer-term goals for our strategic growth, we may need to raise additional capital through debt or equity financing in order to complete those steps during the current fiscal year. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We have filed for arbitration against Maruho with the International Chamber of Commerce (“ICC”) regarding issues with Maruho’s contract manufacturer that were not disclosed at the time of the Agreement and therefore are evaluating the repayment of the $7.3 million of start-up costs. The arbitration notes that Maruho breached the agreement with Cutanea due to the undisclosed manufacturing issues and seeks damages as well as a declaration that we are not obligated to repay Maruho

In addition, on March 9, 2023, we entered into a commitment letter (the “Commitment Letter”) with MidCap Business Credit LLC (“MidCap”), in respect of MidCap’s commitment to provide us with a senior secured asset based revolving line of credit, subject to the borrowing base formula, minimum excess availability and other terms and conditions thereof, in the aggregate principal amount of up to $6.5 million (the “Revolving Facility”). The Revolving Facility shall be secured by a lien on substantially all of the assets of the Company, subject to customary exceptions. For additional details regarding the Revolving Facility see Item 9.B. Other Information in this Form 10-K. Entry into the Revolving Facility will be subject to customary closing conditions, including the execution and delivery of appropriate definitive documentation related to the Revolving Facility, to include customary representations, warranties, covenants, events of default and other terms and conditions, and there can be no assurance that such closing conditions will be satisfied or that the Revolving Facility will be entered into prior to the expiration of MidCap’s commitment or at all.

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

The valuation of our equity investments is subject to volatility.

The market valuation of our equity investments, especially as it relates to our investment in Biofrontera AG which is publicly traded, may experience substantial price volatility which, when accounted for under GAAP, could have a material adverse effect on our financial condition and results of operations. Refer to Note 6, Investments in Equity Securities, to our consolidated financial statements for information on our equity investments. As of December 31, 2022, our investment in Biofrontera AG, a foreign publicly held company and significant shareholder, had a balance of $10.5 million. Our shares of Biofrontera AG are carried in our consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Those investments can be negatively affected by market and economic factors including liquidity, credit deterioration, financial results, interest rate fluctuations, or other factors. Although we intend to liquidate our investment in Biofrontera AG within the next twelve months, we cannot guarantee that we will able to do so within that timeframe. As a result, as long as we hold these equity investments, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s financial condition and results of operations.

Risks Related to Corporate Governance, Including Being a Public Company

We previously identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness we identified pertains to management’s review of work performed by specialists; as the Company’s management review control over information provided to and produced by a third-party specialist was not sufficiently precise to identify errors in the valuation of an intangible asset. Specifically, as part of the initial valuation of an intangible asset in connection with the Cutanea acquisition we failed to identify a computational error within the valuation model for the Xepi® intangible asset. In addition, in 2021 an error in the valuation of the same intangible asset was identified relating to insufficient information being provided to the third-party specialist in connection with an impairment assessment.

We have taken steps to enhance our internal control environment and continue to address the underlying cause of the material weakness with the implementation of additional controls including those designed to strengthen our review and validation of the work product from third-party service providers. As of December 31, 2022, the steps we have taken to date were determined to be sufficient to remediate this material weakness. As a result, management has concluded that the material weakness was fully remediated as of December 31, 2022.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting are effective. For example, in connection with the audits of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. See “—We previously identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the closing of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three fiscal years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the prior the end of our second fiscal quarter ending December 31st of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior to the end of our second fiscal quarter ending December 31st of each year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Our Securities and Ownership of Our Common Stock

As of December 31, 2022, Biofrontera AG beneficially owns 30.0% of our outstanding shares of common stock and will be able to exert significant control over matters subject to stockholder approval, and its interests may conflict with ours or other stockholders in the future.

As of December 31, 2022, Biofrontera AG beneficially owns in the aggregate approximately 30.0% of our outstanding voting stock and will continue to exert significant influence on the company. In addition, Biofrontera AG’s beneficial ownership would be further reduced by the exercise of any of the 9,197,109 outstanding warrants issued in connection with our initial public offering and private placements. However, it would likely continue to have a significant portion (and perhaps even a majority) of the voting power in a shareholder meeting. As a result, Biofrontera AG will have the ability to significantly influence us through this ownership position. Biofrontera AG may be able to determine all matters requiring stockholder approval. For example, Biofrontera AG may be able to control elections of directors, amendments of our organizational documents, our financing and dividend policy and approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If we fail to regain compliance with applicable listing standards, our common stock and publicly-traded warrants could be delisted from Nasdaq.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

●	the liquidity and marketability of our common stock and/or publicly-traded warrants;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

On February 24, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are no longer in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) . We were provided a compliance period of 180 calendar days from the date of the Notice, or until August 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If we fail to regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock and publicly-traded warrants will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant our request for continued listing.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our common stock, to regain compliance with the minimum closing bid requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock and/or publicly-traded warrants.

In addition, if we fail to regain compliance to be eligible to trade on Nasdaq or obtain listing on another reputable national securities exchange, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Future sales of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We had 26,699,002 shares of common stock outstanding as of December 31, 2022, of which 18,699,002 shares are freely tradable without restrictions or further registration required under the Securities Act. The remaining 8,000,000 million shares are currently unregistered and held by Biofrontera AG.

Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 10, 2023, we have a total of 9,197,109 outstanding warrants which may each be exercised for one share of our common stock. All of the shares issuable upon exercise of the warrants have been registered on effective registration statements and therefore, when issued, will be freely tradable without restriction or further registration required under the Securities Act. Any shares of our common stock issued upon exercise of outstanding warrants will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On October 24, 2022, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company (the “Preferred Stock”), at a price of $5.00 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date (as defined below). The description and terms of the Rights are set forth in the Stockholder Rights Agreement between the Company and Computershare Trust Company, N.A., as rights agent, dated as of October 13, 2022.

The Rights Agreement imposes a significant penalty upon any person or group that acquires 20% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our board of directors. A person or group that acquires shares of our common stock in excess of the applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. A person or group who beneficially owned 20% or more of our outstanding Common Stock prior to the first public announcement of the adoption of the Rights Agreement will not trigger the Rights Agreement so long as they do not acquire beneficial ownership of any additional shares of Common Stock at a time when they still beneficially own 20% or more of such Common Stock.

The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has become an Acquiring Person and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). At any time after a person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Common Stock for each Right, subject to adjustment as specified in the Rights Agreement. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to effect such exchange at any time after any person becomes the beneficial owner of 50% or more of the Common Stock of the Company.

The Rights will expire at the close of business on October 13, 2023; provided that if the Company’s stockholders have not ratified the Stockholder Rights Agreement by the close of business on the first day after the Company’s 2023 annual meeting of stockholders (including any adjournments or postponement thereof), the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Company.

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.

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

Many of the warrants to purchase shares of our common stock are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

Under U.S. GAAP, we are required to evaluate the outstanding warrants to purchase our common stock to determine whether they should be accounted for as a warrant liability or as equity. At each reporting period (1) the accounting treatment of the warrants will be reevaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the warrants will be re-measured and the change in the fair value of the liability will be recorded as other income (expense) in our consolidated statement of operations. Such accounting treatment may adversely affect the market price of our securities. In addition, changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the warrant liability. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments in each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

The warrants issued in connection with our initial public offering, the (“IPO Warrants”) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815-40. (See Note 19. Stockholders’ Equity)

The warrants issued in connection with the private placement offerings (completed on December 1, 2021 and May 16, 2022), as well as the Inducement Warrants issued on July 26, 2022 were accounted for as liabilities as these warrants provide for a cashless settlement provision which fails the requirement of the indexation guidance under ASC 815-40 (collectively “PIPE Warrants”). The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations. Refer to Note 4. Fair Value Measurements.

As of the date of this Form 10-K, 7,704,715 PIPE Warrants remain outstanding. See Note 19. Stockholders’ Equity in our audited financial statements for the fiscal year ended December 31, 2022 included in this Form 10-K for more information on the Warrants.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Woburn, Massachusetts, where we lease approximately 16,128 square feet under a lease agreement that has an initial term expiring in September 2025.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Information regarding our material legal proceedings is included in Note 24, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Form 10-K, which is incorporated herein by reference. Given the inherent uncertainties of litigation, the ultimate outcome of any such matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market, under the symbol “BFRI,” and our warrants are traded on the NASDAQ Capital Market, under the symbol “BFRIW.”

Holders

As of December 31, 2022, there were three holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 regarding securities authorized for issuance under our equity compensation plan is contained under the caption “Securities Authorized for Issuance Under Equity Compensation Plan” in Item 12 of this Form 10-K, which information under such caption is incorporated herein by reference.

Recent Sales of Unregistered Securities

We do not have any sales of unregistered securities to report that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no repurchases made by us, or on our behalf, of shares of our common stock during the year ended December 31, 2022.

Use of Proceeds

Use of Proceeds from our Initial Public Offering

On October 28, 2021, our registration statement on Form S-1 (File No. 333-257722) relating to the initial public offering (“IPO”) of our common stock became effective.

As of December 31, 2022, we have used all of the proceeds received from our IPO for working capital and general corporate purposes. There was no material change in the planned use of proceeds from the IPO of our common stock from that described in the Prospectus filed with SEC pursuant to rule 424b(4) under the Securities Act on November 1, 2021.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.

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

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (PDT) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the BF-RhodoLED® lamp series, for photodynamic therapy, or PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses (“AK”) of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated. International treatment guidelines list photodynamic therapy as the “gold standard” for treating AK, especially multiple AK and the surrounding photodamaged skin.3 We are currently selling Ameluz® for this indication in the U.S. under the Ameluz LSA.

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

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be the standard of care in the United States by growing our dedicated sales and marketing infrastructure in the United States;

●	expanding sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product;

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the U.S. market through the LSAs with our Licensors; and

●	opportunistically adding complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz® and the BF-RhodoLED® lamp series. We have financed our operating and capital expenditures through cash proceeds generated from our product sales and proceeds received in equity financings.

We believe that important measures of our results of operations include product revenue, operating income (loss) and adjusted EBITDA (a non-GAAP measure as defined below). Our sole source of product revenue is sales of products that we license from certain related and unrelated companies. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on licensed product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage, and overhead cost management.

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

COVID-19

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, our business operations have been directly affected. In particular, we experienced a significant decline in demand for our licensed products as a result of different priorities for medical treatments emerging, thereby causing a delay of actinic keratosis treatment for most patients. Our revenue was directly affected by the global COVID-19 pandemic starting in mid-March of 2020. From that point on, rising infection rates and the resulting American Academy of Dermatology’s official recommendation to care for patients through remote diagnosis and treatment (telehealth) led to significantly declining patient numbers and widespread, albeit temporary, physician practice closures. As COVID-19 vaccines started to roll-out to the general public in March 2021, we experienced an increase in patients willing to undergo treatment for actinic keratosis. In the fourth quarter of 2021 continuing through 2022, we again saw a seasonally strong increase in sales, indicating a revenue recovery from the global COVID-19 pandemic, despite some residual effects such as reduced capacity or staffing shortages at physicians’ offices. We are optimistic that our business will continue to thrive throughout 2023 as a result of the COVID-19 PHE sunsetting on May 11, 2023. However, the ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will continue be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product. Although we have inventory of Xepi® on hand, we expect a delay in further shipments of Xepi® for the next 9 to 12 months. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and BF-RhodoLED®.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi® covered by our exclusive LSAs with our Licensors as described in the section “Business—Commercial Partners and Agreements.” Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

We also generate insignificant related party revenue in connection with an agreement with Biofrontera Bioscience to provide BF-RhodoLED® lamps, associated services for the clinical trials performed by Biofrontera Bioscience and accounting services provided to Biofrontera AG.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and BF-RhodoLED® lamps from Biofrontera Pharma GmbH and insignificant inventory adjustments due to scrapped, expiring and excess products.

On October 8, 2021, we entered into an amendment to the Ameluz LSA under which the price we pay per unit will be based upon our sales history. As a result of this amendment, the purchase price we pay the Ameluz Licensor for Ameluz® will be determined in the following manner:

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, primarily relate to the services provided by our significant stockholder, Biofrontera AG, for accounting consolidation, IT support, and pharmacovigilance. These expenses were charged to us based on costs incurred plus 6% in accordance with the 2016 Services Agreement. During 2021, we entered into the Services Agreement which provides for the execution of statements of work that supersede the applicable provisions of the 2016 Services Agreement. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including IT and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations   services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. During 2022, we hired additional IT personnel and developed our IT infrastructure, enabling us to commence work on our IT separation from Biofrontera AG.

Restructuring Costs

We restructured the business of Cutanea and incurred restructuring costs through 2021, which were subsequently reimbursed by Maruho Co., Ltd, (“Maruho”). Restructuring costs primarily relate to Aktipak® discontinuation, personnel costs related to the termination of all Cutanea employees, and the winding down of Cutanea’s operations.

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

Change in Fair Value of Investment in Equity Securities

Our investments are comprised of equity securities, which are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statement of operations.

The Company may sell its equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Interest Expense, net

Interest expense, net, primarily consists of amortization of the contract asset related to the start-up cost financing from Maruho under the Share Purchase and Transfer Agreement dated March 25, 2019 (as amended, the “Share Purchase Agreement”) offset by interest income of 6% per annum for each day that any reimbursement is past due related to the Amended Settlement Allocation Agreement with Biofrontera AG, and immaterial amounts of interest income earned on our financing of customer purchases of BF-RhodoLED® lamps.

Other Income, net

Other income, net primarily includes (i) gain on sale of leased assets, and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021	Change	%Change

Product revenues, net	$28,541	$24,043	$4,498	18.7%
Related party revenues	133	57	76	132.5%
Revenues, net	28,674	$24,100	4,574	19.0%

Operating expenses:
Cost of revenues, related party	14,618	12,222	2,396	19.6%
Cost of revenues, other	567	520	47	9.1%
Selling, general and administrative	35,137	36,512	(1,375)	-3.8%
Selling, general and administrative, related party	733	697	36	5.1%
Restructuring costs	-	752	(752)	-100.0%
Change in fair value of contingent consideration	(3,800)	(1,402)	(2,398)	171.0%
Total operating expenses	47,255	49,301	(2,046)	-4.1%
Loss from operations	(18,581)	(25,201)	6,620	-26.3%
Change in fair value of warrant liabilities	16,388	(12,801)	29,189	-228.0%
Change in fair value of investments	1,747	-	1,747	n/a
Interest expense, net	(195)	(344)	149	-43.3%
Other income, net	33	689	(656)	-95.2%
Loss before income taxes	(608)	(37,657)	37,049	-98.4%
Income tax expenses	32	56	(24)	-42.9%
Net loss	$(640)	$(37,713)	$37,073	-98.3%

Revenues, net

Our net revenue was $28.7 million and $24.1 million 2022 and 2021, respectively, an increase of $4.6 million, or 19.0%. Net product revenue was $28.5 million and $24.0 million for 2022 and 2021, respectively, an increase of $4.5 million, or 18.7%. The increase was primarily driven by: (i) higher volume of Ameluz® orders, which resulted in an increase in Ameluz® revenue of $3.7 million, and (ii) an increase in the price of Ameluz®, which further increased Ameluz® revenue by $0.6 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $14.6 million and $12.2 million for 2022 and 2021, respectively, an increase of $2.4 million, or 19.6%. The increase was primarily driven by the increase in Ameluz® product revenue. Cost of Ameluz® is directly correlated to the selling price under the Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.1 million and $36.5 million for 2022 and 2021, respectively, a decrease of $1.4 million, or 3.8%. This decrease was driven by the one-time legal settlement expense of $11.3 million recognized in 2021. This decrease was offset by an increase in headcount costs as a result of resumed hiring in 2022 and a broad increase in the costs to comply with corporate governance, regulatory reporting, risk management and other requirements applicable to us as a public company.

Restructuring Costs

There were no restructuring costs for the twelve months ended December 31, 2022. Restructuring costs were $0.8 million for the twelve months ended December 31, 2021, all of which related to facility exit costs.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $3.8 million and a decrease of $1.4 million for 2022 and 2021, respectively. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement. During 2022, the estimated profit share was reduced in response to supply chain delays experienced by the supplier.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $29.2 million and an increase of $12.8 million for 2022 and 2021, respectively. The change was driven by changes in the underlying value of the common stock. The change in 2022 was also driven by the modification and exercise of the 2021 Purchase Warrant.

Change in fair value of investments in equity securities

The change in fair value of investments in equity securities of $1.7 million was driven by changes in the quoted market price of the common stock.

Other Income, net

Other income, net was negligible and $0.7 million in 2022 and 2021, respectively, a decrease of $0.7 million or 95.2%. The decrease is primarily related to the decrease in reimbursed costs under the Share Purchase Agreement with Maruho of $0.5 million.

Net Income to Adjusted EBITDA Reconciliation for years ended December 31, 2022 and 2021

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

Change in fair value of warrant liabilities: The Warrants issued in conjunction with our private placement offerings were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

Change in fair value of investment in equity securities: The Company accounts for its investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statement of operations. We exclude the impact of the change in fair value of investments as this is non-cash.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Net loss	$(640)	$(37,713)
Interest expense, net	195	344
Income tax expenses	32	56
Depreciation and amortization	519	540
EBITDA	106	(36,773)

Change in fair value of contingent consideration	(3,800)	(1,402)
Change in fair value of warrant liabilities	(16,388)	12,801
Change in fair value of investments	(1,747)	-
Legal settlement expenses	870	11,250
Stock based compensation	1,852	129
Expensed issuance costs	1,045	1,383
Adjusted EBITDA	$(18,062)	$(12,612)
Adjusted EBITDA margin	-63.0%	-52.3%

Adjusted EBITDA

Adjusted EBITDA decreased from ($12.7) million for the year ended December 31, 2021 to ($18.1) million for the year ended December 31, 2022. The decrease was primarily driven by an increase in Selling, general, and administrative expenses (excluding legal settlement expenses) due to increased headcount and compliance costs. Our adjusted EBITDA margin decreased from (52.8%) for the year ended December 31, 2021 to (63.0%) for the year ended December 31, 2022, as the decline in our Adjusted EBITDA outpaced our increase in revenues.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, and cash flows from financing transactions. During the year ended December 31, 2022, we received proceeds of $9.4 million from the issuance of common stock and warrants in private placement, net of issuance costs, and $4.6 million from the exercise of common stock warrants (See Note 19. Stockholders’ Equity). As of December 31, 2022, we had cash and cash equivalents of $17.2 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the years ended December 31, 2022 and 2021, we incurred net losses of $0.6 million and $37.7 million, respectively. We incurred net cash outflows from operations of $16.2 million and $26.7 million, for the same periods, respectively. We had an accumulated deficit as of December 31, 2022 of $79.5 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including facility and auto leases (see Note 24, Commitments and Contingencies), Maruho start-up payments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.5 million. Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A and contingent consideration payments to Maruho connected with Xepi sales.

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S.

Our future growth is dependent on our ability to obtain additional equity or debt financing. Based on current operating plans and financial forecasts, we expect that our current capital resources, including investments in equity securities which we intend to liquidate within the next twelve months, and availability under a working capital line of credit, will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, if our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(16,199)	$(26,715)
Net cash used in investing activities	(5,156)	(11)
Net cash provided by financing activities	14,021	43,191
Net increase in cash and restricted cash	$(7,334)	$16,465

Operating Activities

During the year ended December 31, 2022, operating activities used $16.2 million of cash, primarily resulting from our net loss of $0.6 million, adjusted for the add back of non-cash income of $18.3 million and offset by net cash provided by changes in our operating assets and liabilities of $2.7 million. Non-cash items include stock-based compensation of $1.9 million, non-cash interest expense of $0.4 million, and depreciation and amortization in the aggregate of $1.2 million, netted against a change in fair value of investment of warrant liabilities of $16.4 million, change in fair value of contingent consideration of $3.8 million, and change in fair value of equity securities of $1.7 million.

Investing Activities

During the year ended December 31, 2022, investing activities used $5.2 million, primarily resulting from the purchase of shares of Biofrontera AG (See Note 4. Fair Value Measurements and Note 6. Investment in Equity Securities)

Financing Activities

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $14.0 million and $43.2 million, respectively. Financing activities during year ended December 31, 2022 consisted of proceeds of $9.4 million from the issuance of common stock and warrants in private placement, net of issuance costs, and $4.6 million from the exercise of common stock warrants. Financing activities during year ended December 31, 2021 consisted of proceeds from the issuance of common stock upon an initial public offering of $14.9 million, issuance of common stock in private placement of $15.0 million, and the exercise of warrants of $13.2 million.

On March 9, 2023, we entered into the Commitment Letter with MidCap, in respect of MidCap’s commitment to provide us with the Revolving Facility, subject to the borrowing base formula, minimum excess availability and other terms and conditions thereof, in the aggregate principal amount of up to $6.5 million. The Revolving Facility shall be secured by a lien on substantially all of the assets of the Company, subject to customary exceptions and, if drawn upon, the proceeds of the Revolving Facility will be used for working capital. For additional details regarding the Revolving Facility see Item 9.B. Other Information in this Form 10-K.

Entry into the Revolving Facility will be subject to customary closing conditions, including the execution and delivery of appropriate definitive documentation related to the Revolving Facility, to include customary representations, warranties, covenants, events of default and other terms and conditions.

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

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Critical Accounting Estimates

We believe that the following accounting policies are those that are most critical to the judgments and estimates used in the preparation of our financial statements.

Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue the remaining obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense in our statements of operations. We considered a number of factors, including information provided by an outside valuation advisor in performing the valuation. Contingent consideration is reported at the estimated fair values based on the probability-adjusted present value of the consideration expected to be paid, using significant inputs and estimates. Changes in the fair value of our contingent consideration obligations can result from changes to one or multiple inputs, including forecasted product profit amounts, metric risk premium and discount rates consistent with the level of risk of achievement as further discussed in Note 4, Fair Value Measurements to the audited financial statements as of and for the years ended December 31, 2022 and 2021 as included in this Form 10-K. The fair value of the contingent consideration is remeasured each reporting period, with changes in the fair value included in current operations. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

We perform an impairment assessment in accordance with FASB ASC Topic 360-10-S99, Impairment or Disposal of Long-Lived Assets. Management’s review for the presence of indicators of impairment include events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. In October 2022, upon receiving notification of further third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product, we deemed it necessary to assess the recoverability of our Xepi® asset group. As of the date of notification, future undiscounted cash flows were estimated over the expected remaining useful life using revenue and operating expense growth rates. Also, the expected cash flows were based on the assumption that sales levels would grow considerably for the first two years after resolution of the manufacturing delays as a result of expanding the sales force and marketing efforts related to the asset group. While we believe these assumptions were reasonable, the level of future sales may vary significantly from the levels assumed. Also, the timeframe over which activity levels grow is highly uncertain. Potential events that could affect our assumptions are affected by factors such as those described in “Risks Related to Our Business and Strategy”. After the assessment we performed, we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group. For additional information on our impairment assessment, refer Note 12, “Intangible Assets, Net”, to our financial statements included in this Form 10-K.

Fair Value – Warrant Liability

The Warrants issued in conjunction with our private placement offerings were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Warrants which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biofrontera Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Biofrontera Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as of January 1, 2022, due to adoption of Financial Accounting Standards Board Accounting Standards Codification No. 842, Leases.

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

Boston, Massachusetts

March 13, 2023

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

BIOFRONTERA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,208	$24,545
Investment in equity securities	10,548	-
Accounts receivable, net	3,748	3,784
Other receivables, related party	3,658	8,647
Inventories	7,168	4,458
Prepaid expenses and other current assets	810	4,987

Total current assets	43,140	46,421

Other receivables long term, related party	2,813	2,813
Property and equipment, net	204	267
Operating lease right-of-use assets	1,375	-
Intangible asset, net	3,032	3,450
Other assets	320	268

Total assets	$50,884	$53,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,278	658
Accounts payable, related parties	1,312	282
Acquisition contract liabilities, net	6,942	3,242
Operating lease liabilities	498	-
Accrued expenses and other current liabilities	10,864	9,654

Total current liabilities	20,894	13,836

Long-term liabilities:
Acquisition contract liabilities, net	2,400	9,542
Warrant liabilities	2,843	12,854
Operating lease liabilities, non-current	848	-
Other liabilities	21	5,649

Total liabilities	27,006	41,881

Commitments and contingencies (see Note 24)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 26,699,002 and 17,104,749 shares issued and outstanding as of December 31, 2022 and 2021	27	17
Additional paid-in capital	103,370	90,200
Accumulated deficit	(79,519)	(78,879)

Total stockholders’ equity	23,878	11,338

Total liabilities and stockholders’ equity	$50,884	$53,219

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

	December 31,
	2022	2021

Products revenues, net	$28,541	$24,043
Revenues, related party	133	57

Total revenues, net	28,674	24,100

Operating expenses
Cost of revenues, related party	14,618	12,222
Cost of revenues, other	567	520
Selling, general and administrative	35,137	36,512
Selling, general and administrative, related party	733	697
Restructuring costs	-	752
Change in fair value of contingent consideration	(3,800)	(1,402)

Total operating expenses	47,255	49,301

Loss from operations	(18,581)	(25,201)

Other income (expense)
Change in fair value of warrant liabilities	16,388	(12,801)
Change in fair value of investments	1,747	-
Interest expense, net	(195)	(344)
Other income, net	33	689

Total other income (expense)	17,973	(12,456)

Loss before income taxes	(608)	(37,657)
Income tax expense	32	56

Net loss	$(640)	$(37,713)

Loss per common share:
Basic and diluted	$(0.03)	$(4.28)

Weighted-average common shares outstanding:
Basic and diluted	21,139,765	8,808,233

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total

Balance at December 31, 2020	8,000,000	$8	46,986	$(41,166)	$5,828
Issuance of common stock and warrants under IPO, net of issuance costs of $3.1 million	3,600,000	4	14,939	-	14,943
Issuance of common stock and warrants under private placement offering, net of issuance costs of $0.3 million	1,350,000	1	2,689	-	2,690
Exercise of common stock warrants	2,647,606	3	13,235	-	13,238
Exercise of pre-funded warrants	1,507,143	1	12,222	-	12,223
Stock-based compensation			129		129
Net loss	-	-	-	(37,713)	(37,713)
Balance at December 31, 2021	17,104,749	$17	$90,200	$(78,879)	$11,338
Issuance of common stock in exchange for investments in equity securities	3,148,042	3	3,680	-	3,683
Issuance of common stock and warrants under private placement, net of negligible issuance costs	1,850,000	2	115	-	117
Exercise of pre-funded warrants	1,569,000	2	2,840		2,842
Exercise of PIPE warrants	2,857,143	3	4,683	-	4,686
Issuance of shares for vested restricted stock units	170,068	-	-	-	-
Stock based compensation	-	-	1,852	-	1,852
Net loss	-	-	-	(640)	(640)
Balance, December 31, 2022	26,699,002	$27	$103,370	$(79,519)	$23,878

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2022	2021
Cash Flows From Operating Activities:

Net loss	$(640)	$(37,713)

Adjustments to reconcile net loss to cash flows used in operations

Depreciation	101	122
Amortization of right-of-use assets	653	-
Amortization of acquired intangible assets	418	418
Change in fair value of investment in equity securities	(1,747)	-
Change in fair value of contingent consideration	(3,800)	(1,402)
Change in fair value of warrant liabilities	(16,388)	12,801
Stock-based compensation	1,852	129
Provision for inventory obsolescence	100	33
Provision for doubtful accounts	106	44
Non-cash interest expense	358	358

Changes in operating assets and liabilities:
Accounts receivable	(70)	(612)
Other receivables, related party	4,990	(11,387)
Prepaid expenses and other assets	4,154	(3,809)
Inventories	(2,810)	2,592
Accounts payable and related party payables	912	(773)
Operating lease liabilities	(781)	-
Accrued expenses and other liabilities	(3,607)	12,484

Cash flows used in operating activities	(16,199)	(26,715)

Cash flows from investing activities
Purchases of investment in equity securities	(5,118)	-
Purchases of property and equipment	(38)	(11)

Cash flows used in investing activities	(5,156)	(11)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants upon initial public offering, net of issuance costs	-	14,943
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	9,391	14,995
Proceeds from exercise of warrants	4,630	13,253

Cash flows provided by financing activities	14,021	43,191

Net (decrease) increase in cash and cash equivalents	(7,334)	16,465
Cash, cash equivalents and restricted cash, at the beginning of the year	24,742	8,277

Cash, cash equivalents and restricted cash, at the end of the year	$17,408	$24,742

Supplemental disclosure of cash flow information
Interest paid	$1	$2
Income tax paid, net	$32	$56

Supplemental non-cash investing and financing activities
Conversion of warrant liability to equity in connection with exercise of warrants	$6,840	$12,208
Issuance of common shares in exchange for investments in equity securities	$3,683	$-
Addition of right-of-use assets in exchange for operating lease liabilities	$234	$-
Issuance costs included in accrued expenses and other liabilities	$-	$44
Non-cash purchase of fixed assets	$-	$8

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2022 and 2021

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

Our principal product is Ameluz®, which is a prescription drug approved for use in combination with our licensor’s FDA-approved medical devices, the BF-RhodoLED® lamp series, consisting of the BF-RhodoLED® and the RhodoLED® XL lamps, for photodynamic therapy (“PDT”) (when used together, “Ameluz® PDT”) in the U.S. for the lesion-directed and field-directed treatment of actinic keratosis of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”), by and among us and Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (collectively, the (“Ameluz Licensor”) originally dated as of October 1, 2016, and as subsequently amended on October 8, 2021. Refer to Note 17, Related Party Transactions, for further details.

Our second prescription drug product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo due to staphylococcus aureus or streptococcus pyogenes. The approved indication is impetigo, a common skin infection. It is approved for use in adults and children 2 months and older. We are currently selling Xepi® for this indication in the U.S. under an exclusive license and supply agreement (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was acquired by Biofrontera Inc. on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. Refer to Note 17, Related Party Transactions, for further details.

Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, and cash flows from financing transactions. During the year ended December 31, 2022, we received proceeds of $9.4 million from the issuance of common stock and warrants in a private placement, net of issuance costs, and $4.6 million from the exercise of common stock warrants (See Note 19. Stockholders’ Equity). As of December 31, 2022, we had cash and cash equivalents of $17.2 million, compared to $24.5 million as of December 31, 2021.

Since we commenced operations in 2015, we have generated significant losses. For the years ended December 31, 2022 and 2021, we incurred net losses of $0.6 million and $37.7 million, respectively. We incurred net cash outflows from operations of $16.2 million and $26.7 million, for the same periods, respectively. We had an accumulated deficit as of December 31, 2022 of $79.5 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including facility and auto leases (see Note 24, Commitments and Contingencies), Maruho start-up payments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.5 million. Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A, and contingent consideration payments to Maruho connected with Xepi sales.

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S.

Our future growth is dependent on our ability to obtain additional equity or debt financing. Based on current operating plans and financial forecasts, we expect that our current capital resources, including investments in equity securities, which we intend to liquidate within the next twelve months, and availability under a working capital line of credit, will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, if our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of our wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The information presented reflects the application of significant accounting policies described below.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to valuation allowances for receivables and inventory, valuation of contingent consideration and warrant liabilities, realization of intangible and other long-lived assets, product sales allowances and reserves, share-based payments and income taxes including deferred tax assets and liabilities. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards, in addition to one deposit held for a sublease (see Note 13. Statement of Cash Flows Reconciliation).

Investment in Equity Securities

The Company accounts for its investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in common stock with a readily determinable fair value, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. As the fair value of the Company’s investments is reported in a foreign currency, the change in fair value attributable to changes in foreign exchange rates is included in other income, net in the consolidated statement of operations.

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

Other receivables, related party consists of a receivable due from Biofrontera AG for its 50% share of a legal settlement and related costs for which they are jointly and severally liable for the total settlement amount. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Although this receivable has credit risk, it is mitigated by the Settlement Allocation Agreement as amended on March 31, 2022, which provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®).

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally applied straight-line over the estimated useful life of assets. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the lease term. The estimated useful lives of property and equipment are:

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2022. Using the optional transition method, prior period financial statements have not been recast to reflect the new lease standard. The adoption of the new lease standard resulted in the addition of an operating lease right-of-use asset and an operating lease liability in the amount of $1.8 million to the consolidated balance sheet as of January 1, 2022.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Given the absence of an outstanding debt agreement, a synthetic credit rating analysis was used in estimating the Company’s IBR. Based on a synthetic credit rating of Ba3 and a term of 3.33 to six years, the IBR was determined to be 6% for leased liabilities at inception and 8.5% for 2022 leased liabilities. No adjustments to the right-of-use asset were required for items such as initial direct costs paid or incentives received.

The Company has elected to adopt the practical expedient provided in ASC 842 and not reassess, for leases that existed prior to the commencement date, 1). whether any expired or existing contracts are or contain leases, 2). lease classification, or 3). initial indirect costs for any existing leases. The Company has elected to combine lease and non-lease components as a single component for certain asset classes, when applicable. Operating leases are recognized on the balance sheet as operating lease right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. The Company also elected to utilize the short-term lease recognition exemption and for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities. These leases are recognized on a straight-line basis over the expected term.

Impairment of Long-Lived Assets

The Company considers whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use, including right-of-use assets, are present. To the extent indicators or impairment exist, the determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations.

Contingent Consideration

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of contingent consideration liabilities are remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in future reporting periods.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable, and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. Legal costs associated with legal proceedings are expensed when incurred.

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes-Merton (“BSM”) model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

At their issuance date in October 2021, the IPO Warrants (see Note 19. Stockholders’ Equity) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815-40.

The Purchase Warrants issued in connection with the private placement offerings completed on December 1, 2021 and May 16, 2022 as well as the Inducement Warrants issued on July 26, 2022 were accounted for as liabilities as these warrants provide for a cashless settlement provision which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations. Refer to Note 4. Fair Value Measurements.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and start-up cost financing included in acquisition contract liabilities approximate their fair values, due to their short-term nature.

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

The payment terms for sales of our pharmaceutical products are generally short-term payment terms with the possibility of volume-based discounts, co-pay assistance discounts, or other rebates.

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

Product Warranty

The Company generally provides a 36-month warranty for sales of BF-RhodoLED® for which estimated contractual warranty obligations are recorded as an expense at the time of installation. Customers do not have the option to purchase the warranty separately and the warranty does not provide the customer with a service beyond the assurance that BF-RhodoLED® complies with agreed-upon specifications. Therefore, the warranty is not considered to be a performance obligation. The lamps are subject to regulatory and quality standards. Future warranty costs are estimated based on historical product performance rates and related costs to repair given products. The accounting estimate related to product warranty expense involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required. Warranty expenses incurred in 2022 and 2021 were negligible and are recognized as selling, general and administrative expenses.

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

Cost of Revenues

Cost of revenues is comprised of purchase costs of our products, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to expiring products, as well as sales-based royalties. Logistics and distribution costs totaled $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

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

Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, advertising costs totaled $0.1 million and $0.5 million, respectively.

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

Net Loss per Share

Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income attributable to common stockholders by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares outstanding during the period, including stock options, restricted stock units, and warrants, using the treasury stock method.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. The new standard will be effective for us on January 1, 2023. The Company does not believe this will have a material effect on its consolidated financial statements.

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

Acquisition contract liabilities, net consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Short-term acquisition contract liabilities:
Contingent consideration	$-	$-
Start-up cost financing	7,300	3,600
Contract asset	(358)	(358)
Acquisition contract liabilities, net	$6,942	$3,242

Long-term acquisition contract liabilities:
Contingent consideration	$2,400	$6,200
Start-up cost financing	-	3,700
Contract asset	-	(358)
Acquisition contract liabilities, net	$2,400	$9,542

Total acquisition contract liabilities:
Contingent consideration	$2,400	$6,200
Start-up cost financing	7,300	7,300
Contract asset	(358)	(716)
Total acquisition contract liabilities, net	$9,342	$12,784

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	December 31, 2022	December 31, 2021

Assets:
Investment in equity securities	1	$10,548	$-
Liabilities:
Contingent Consideration	3	$2,400	$6,200
Warrant liability – 2021 Purchase Warrants	3	$-	$12,854
Warrant liability - 2022 Purchase Warrants	3	$1,129	$-
Warrant liability – 2022 Inducement Warrants	3	$1,714	$-

Investment in equity securities

As of December 31, 2022, the Company had investments in common stock. The fair value of these investments was determined with Level 1 inputs through references to quoted market prices.

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

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2020	$7,602
Change in fair value of contingent consideration	(1,402)
Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	(3,800)
Balance at December 31, 2022	$2,400

The decrease in fair value of the contingent consideration in the amount of $(3.8) million and $(1.4) million during the years ended December 31, 2022 and 2021 was recorded in operating expenses in the statements of operations.

Warrant Liabilities

The Purchase and Inducement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Purchase and Inducement Warrants which is considered a Level 3 fair value measurement. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

The fair value at issuance was estimated using a Black-Scholes pricing model based on the following assumptions at May 16, 2022 for the Purchase Warrants and July 26, 2022 for the Inducement Warrants:

	Purchase	Inducement
Stock price	$2.62	$1.64
Expiration term (in years)	5.50	4.34
Volatility	65.0%	70.0%
Risk-free Rate	2.83%	2.84%
Dividend yield	0.0%	0.0%

The fair value was estimated using Black-Scholes pricing model based on the following assumptions as of December 31, 2022 (outstanding warrants were all issued during 2022):

	Purchase	Inducement
Stock price	$0.92	$0.92
Expiration term (in years)	4.88	3.92
Volatility	70%	75%
Risk-free Rate	3.96%	4.07%
Dividend yield	0.0%	0.0%

The following table presents the changes in the warrant liabilities measured at fair value (in thousands):

	December 31, 2022	December 31, 2021
Fair value at beginning of year	$12,854	$-
Issuance of new warrants	13,217	12,261
Exercise of warrants	(6,840)	(12,208)
Change in fair value of warrant liability	(16,388)	12,801
Fair value at end of year	$2,843	12,854

5. Revenue

We generate revenue primarily through the sales of our products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience GmbH (“Bioscience”) for BF-RhodoLED® leasing and installation service. Refer to Note 17, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

		Co-pay	Prompt	Government
		assistance	pay	and payor
(in thousands):	Returns	program	discounts	rebates	Total
Balance at December 31, 2020	$217	$52	$15	$43	$327
Provision related to current period sales	6	423	40	168	637
Credit or payments made during the period	(180)	(374)	(7)	(157)	(718)
Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	10	574	19	210	813
Credit or payments made during the period	(5)	(666)	(62)	(244)	(977)
Balance at December 31, 2022	$48	$9	$5	$20	$82

6. Investment in Equity Securities

On October 25, 2022, the Company entered into private exchange agreements with certain holders of options to acquire common shares, nominal value €1.00 per share, of Biofrontera AG (“AG Options), a German stock corporation and significant shareholder of the Company, pursuant to which the parties agreed to a negotiated private exchange of 3,148,042 shares of the Company’s common stock in exchange for the AG Options. There was no additional cost to exercise the AG Options. On November 8, 2022, the Company exercised the AG options in full to acquire 2,623,365 shares of Biofrontera AG. In addition, the Company purchased an additional 3,843,581 common shares of Biofrontera AG for a total of 6,446,946 shares or approximately 10% of Biofrontera AG’s outstanding common shares as of December 31, 2022.

7. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date.

The allowance for doubtful accounts was $0.1 million and negligible as of December 31, 2022 and 2021, respectively.

8. Other Receivables, Related Party

As of December 31, 2022, the Company has a receivable of $6.5 million ($3.7 short term and $2.8 long-term) due from the Biofrontera Group of which $6.4 million is due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021 and as amended on March 31, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. The March 31, 2022 Amended Settlement Allocation Agreement provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable has been recorded as of December 31, 2022 or December 31, 2021.

9. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. The provision related to BF-RhodoLED® devices was $0.1 million for the year ended December 31, 2022, and negligible for the year ended December 31, 2021. The provision for Xepi® inventory obsolescence was negligible for the years ended December 31, 2022 and December 31, 2021.

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Receivable for common stock warrants proceeds	$-	$3,258
Prepaid expenses	439	$824
Security deposits	85	149
Other	286	756
Total	$810	$4,987

11. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Computer equipment	$89	$85
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	145	112
Property and equipment, gross	710	673
Less: Accumulated depreciation	(506)	(406)
Property and equipment, net	$204	$267

Depreciation expense was $0.1 million for each of the years ended December 31, 2022, and 2021, respectively, which was included in selling, general and administrative expense on the consolidated statements of operations.

12. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,568)	(1,150)
Intangible asset, net	$3,032	$3,450

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.4 million for each the years ended December 31, 2022 and 2021.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In October 2022, upon receiving notification of third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product, we deemed it necessary to assess the recoverability of our Xepi® asset group. Future cash flows were estimated over the expected remaining useful life of the asset group and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group.

The Company did not recognize any impairment charges during the years ended December 31, 2022 or 2021.

13. Statement of Cash Flows Reconciliation

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$17,208	$24,545
Short-term restricted cash	-	47
Long-term restricted cash	200	150
Total cash, cash equivalent, and restricted cash shown on the statements of cash flows	$17,408	$24,742

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Legal settlement (See Note 24)	$6,207	$5,625
Employee compensation and benefits	2,850	2,384
Professional fees	1,353	570
Product revenue allowances and reserves	82	246
Other	372	829
Total	$10,864	$9,654

15. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Legal settlement – noncurrent (See Note 24)	$-	$5,625
Other	21	24
Total	$21	$5,649

16. Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes for the years ended December 31, 2022 and December 31, 2021. Income tax expense incurred in 2022 and 2021 relates to state income taxes. At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021

Income tax computed at federal statutory tax rate	21.00%	21.00%
State taxes	(5.85)%	(0.09)%
Permanent differences – non-deductible expenses	(37.93)%	(1.03)%
Change in fair value of contingent consideration	133.62%	0.78%
Change in fair value of warrant liabilities	576.27%	(7.13)%
True-ups	(7.42)%	-
Change in valuation allowance	(685.54)%	(13.62)%
Effective income tax rate	(5.85)%	(0.09)%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$30,450	$24,307
Intangible assets	4,824	5,132
Acquisition contract liabilities	(96)	(187)
Property and equipment	123	103
Accrued expenses and reserves	890	1,693
Stock based compensation	449	-
Lease liability	361	-
Other	-	6
ROU asset	(369)	-
Investment revaluation	(469)	-
Total deferred tax assets	36,163	31,054
Less valuation allowance	(36,163)	(31,054)
Net deferred taxes	$-	$-

The Company has had no income tax expense due to operating losses incurred since inception. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2022, the valuation allowance increased by $5.1 million, primarily due to the increase in the Company’s net operating loss carryforwards during the period.

As of December 31, 2022, the Company had approximately $123.4 million and $89.2 million of Federal and state net operating loss carryforwards, respectively. $113.8 million of the federal NOLs are not subject to expiration and the remaining NOLs begin to expire in 2036. These loss carryforwards are available to reduce future federal taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s shareholders.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations. As of December 31, 2022 the Company had no reserves for uncertain tax positions. For the year ended December 31, 2022 no estimated interest or penalties were recognized on uncertain tax positions.

The Company’s tax returns 2019 through 2022 remain open and subject to examination by the Internal Revenue Service and state taxing authorities. Net operating loss carryovers from earlier years are also subject to exam and adjustment.

17. Related Party Transactions

License and Supply Agreement

On October 1, 2016, the Company executed an exclusive license and supply agreement with Biofrontera Pharma GmbH (“Pharma”), which was amended in July 2019 to increase the Ameluz® transfer price per unit from 35.0% to 50.0% of the anticipated net selling price per unit as defined in the agreement. It was further amended on October 8, 2021 so that the price we pay per unit will be based upon our sales history, although the minimum number of units to purchase per year remains unchanged. As a result of this amendment, the purchase price we pay Biofrontera Pharma for Ameluz® will range from 30% to 50% of the anticipated net price per unit based on our level of annual revenue. Under the agreement, the Company obtained an exclusive, non-transferable license to use Pharma’s technology to market and sell the licensed products, Ameluz® and BF-RhodoLED® and must purchase the licensed products exclusively from Pharma. There was no consideration paid for the transfer of the license.

Purchases of the licensed products during the years ended December 31, 2022 and 2021 were $16.6 million and $9.4 million, respectively, and recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Pharma as of December 31, 2022 and 2021 were $1.3 million and $0.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the IT resources of Biofrontera AG and its wholly owned subsidiaries (the “Biofrontera Group”) as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. Expenses related to the service agreement were $0.7 million and $0.7 million for the years ended December 31, 2022 and 2021, which were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the service agreement were $0.2 million as of December 31, 2022 and 2021, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreements was approximately $0.1 million for each of the years ended December 31, 2022 and 2021 and recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.1 million for each of the years ended December 31, 2022 and 2021, which were recorded as accounts receivable, related party in the consolidated balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea acquisition share purchase agreement, we received start-up cost financing and reimbursements for certain costs. These restructuring costs Maruho agreed to pay are referred to as “SPA costs” under the arrangement and are to be accounted for as other income. Refer to Note 3, Acquisition Contract Liabilities.

There were no amounts reimbursed relating to SPA costs for the year ended December 31, 2022. For the year ended December 31, 2021 the amounts reimbursed relating to SPA costs were $0.5 million and were recorded as other income in the consolidated statements of operations as the related expenses were incurred. There were no amounts due from Maruho for the year ended December 31, 2022. The amounts due from Maruho, primarily relating to SPA cost reimbursements, were $0.1 million as of December 31, 2021 and were recorded in other receivables, related parties in the consolidated balance sheets.

Others

The Company has recorded a receivable of $6.4 million and $11.3 million as of December 31, 2022 and December 31, 2021 due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable as of December 31, 2022. Refer to Note 8, Other Receivables, Related Party. The Company has recognized $0.1 and $0.0 million of interest income for the years ended December 31, 2022 and 2021, respectively in connection with this receivable.

As of December 31, 2022, our investment in equity securities valued at $10.5 million consists of 6,466,949 common shares of Biofrontera AG, a significant shareholder.

In accordance with a Share Purchase and Transfer Agreement dated, November 3, 2022, the Company purchased approximately 1,674,996 shares (of the total 6,466,949 shares) for $1.7 million from Maruho.

18. Restructuring costs

We restructured the business of Cutanea and incurred restructuring costs which were subsequently reimbursed by Maruho. Restructuring costs primarily relate to the winding down of Cutanea’s operations. There were no restructuring costs for the year ended December 31, 2022. For the year ended December 31, 2021, restructuring costs were incurred in the amount of $0.8 million.

19. Stockholders’ Equity

Under the Company’s amended and restated certificate of incorporation, dated December 21, 2020, the Company is authorized to issue 300,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $.001 per share.

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

The PP-UPOs issued to the underwriters were accounted for under ASC 718, Compensation -Stock Compensation (“ASC 718”). The fair value of the PP-UPOs, which were fully vested at the issuance date, was recognized as an offering cost of the December 2021 PIPE and allocated between warrants and common stock, based on the allocated proceeds. The Company estimated the fair value of the unit purchase options to be approximately $0.3 million at December 1, 2021 of which $0.2 million was allocated to the warrants and immediately expensed in the consolidated statement of operations and $0.1 million was allocated to the common stock and charged to equity. The fair value was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $6.39, expected volatility of 60.0%, risk free rate of 1.15%, remaining contractual term of 5 years and a dividend yield of 0%.

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

Adoption of a stockholder rights plan. On October 13, 2022 the Board of Directors (“Board”) authorized and declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on October 24, 2022. In addition, one Right will automatically attach to each share of Common Stock issued between the record date of the distribution and the earlier of the distribution date and the expiration date of the Rights. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $5.00 per Unit, subject to adjustment, under certain conditions. The complete terms of the Rights are set forth in the Stockholder Rights Agreement, dated October 13, 2022, between the Company and Computershare Trust Company, N.A, as Rights agent.

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

Exchange Agreement – On October 25, 2022, the Company entered into private exchange agreements with certain holders of options to acquire ordinary shares, nominal value €1.00 per share, of Biofrontera AG, a German stock corporation, pursuant to which the parties agreed to a negotiated private exchange of 3,148,042 shares of the Company’s common stock in exchange for the AG Options.

Warrants – The following table summarizes information with regard to the IPO Warrants, and the PIPE Warrants, which includes the Inducement and 2022 Pre-Funded Warrants (together, the “Warrants”) share activity for the year ended December 31, 2022:

	Warrant - PIPE	Warrant - IPO	Total Warrants	Weighted Average Exercise Price
Balance, December 31, 2020	-	-	-	$-
Issued	4,364,286	4,140,000	8,504,286	5.13
Exercised	(1,507,143)	(2,647,606)	(4,154,749)	5.09
Balance, December 31, 2021	2,857,143	1,492,394	4,349,537	5.16
Issued	9,273,715	-	9,273,715	1.79
Exercised	(4,426,143)	-	(4,426,143)	1.05
Balance, December 31, 2022	7,704,715	1,492,394	9,197,109	$2.61

20. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan). Under the original 2021 Plan, 2,750,000 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2021 Plan. On December 12, 2022, the 2021 Plan was amended by our stockholders and the number of shares authorized for awards under the 2021 Plan was increased by 2,589,800 to 5,339,800. As of December 31, 2022, there were 3,088,876 shares available for future awards under the amended 2021 Plan.

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

The fair value of each option was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	2022	2021
Expected volatility	55% -70%	55.0%
Expected term (in years)	5.24 - 6.0	6.0
Risk-free interest rate	1.34% - 4.10%	1.34%
Expected dividend yield	0.0%	0.0%

Share-based compensation expense of approximately $0.8 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the year ended December 31, 2022. There was negligible share-based compensation expense for the year ended December 31, 2021.

Options outstanding and exercisable under the employee share option plan as of December 31, 2022 and December 2021, and a summary of option activity during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	-	$-
Granted	617,696	$4.77
Exercised	-	$-
Canceled or forfeited	(4,082)	$4.77
Outstanding at December 31, 2021	613,614	$4.77	9.94	$1,687
Granted	1,290,489	$2.41
Exercised	-	$-
Canceled or forfeited	(166,759)	$3.80
Outstanding at December 31, 2022	1,737,344	$3.11	9.27	$1
Exercisable at December 31, 2022	222,829	$4.27	8.99	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2022 and December 31, 2021.

As of December 31, 2022, there was $2.2 million of unrecognized compensation cost related to unvested stock options held by employees and directors, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense of $1.0 million and $0.1 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2022 and 2021.

As of December 31, 2022, there was $0.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $0.8 million and $0.0 million, respectively.

The following table summarizes the activity for RSUs during the year ended December 31, 2022 and December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding balance at December 31, 2020	-	$-
Granted	170,068	4.77
Issued	-	-
Forfeited	-	-
Outstanding balance at December 31, 2021	170,068	$4.77
Awarded	343,512	2.61
Issued	(170,068)	4.77
Forfeited	-	-
Outstanding balance at December 31, 2022	343,512	$2.61
Vested and expected to vest at December 31, 2022	343,512	2.61

21. Interest Expense, net

Interest expense, net consists of the following:

	For years ended December 31,
(in thousands)	2022	2021
Interest expense	(12)	(2)
Contract asset interest expense	(358)	(358)
Interest income- related party	165	-
Interest income – other	10	16
Interest expense, net	$(195)	$(344)

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

Related party interest income relates to the recorded receivable of $6.1 million from Biofrontera AG for its 50% share of the balance of a legal settlement.

22. Other Income, net

Other income, net consists of the following:

	For years ended December 31,
(in thousands)	2022	2021
Reimbursed SPA costs	$-	$539
Other, net	33	150
Other income, net	$33	$689

Other, net, primarily includes gain (loss) on foreign currency transactions and gain on termination of operating leases.

23. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands, except share and per share amounts):

	For years ended December 31,
	2022	2021
Net loss	$(640)	$(37,713)
Weighted average common shares outstanding, basic and diluted	21,139,765	8,808,233
Net loss per share, basic and diluted	$(0.03)	$(4.28)

The following table sets forth securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

December 31,	2022	2021
Common stock warrants	9,197,109	4,349,537
Common stock options and RSUs	2,080,856	783,682
Unit Purchase Options	403,628	403,628

24. Commitments and Contingencies

Facility Leases

The Company leases its corporate headquarters under an operating lease that expires in August 2025. The Company has the option to extend the term of the lease for one five (5) year period upon written notice to the landlord. The extension period has not been included in the determination of the ROU asset or the lease liability as the Company concluded that it is not reasonably certain that it would exercise this option. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the consolidated balance sheets.

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period each vehicle is leased on a month to month basis. Based on historical retention experience of approximately three years, the vehicles have expiration dates ranging from February 2023 through September 2025.

In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. Given the absence of an outstanding debt agreement, a synthetic credit rating analysis was used in estimating the Company’s IBR. Based on a synthetic credit rating of Ba3 and a term of 3.33 to six years, the IBR was determined to be 6% for leased liabilities at inception and 8.5% for 2022 leased liabilities.

The components of lease expense for the year ended December 31, 2022 was as follows (in thousands except lease term and discount rate):

Lease expense	Operating Leases
Amortization of ROU assets (operating lease cost)	$653
Interest on lease liabilities	99
Total lease expense	$752

Other Information
Operational cash flow used for operating leases	$781
ROU assets obtained in exchange for lease liabilities	234
Weighted -average remaining lease term (in years)	2.54
Weighted -average discount rate	6.31%

Future lease payments under non-cancelable leases as of December 31, 2022 were as follows (in thousands):

Years ending December 31,	Future lease commitments
2023	565
2024	541
2025	349
Thereafter	-
Total future minimum lease payments	$1,455
Less imputed interest	$(109)
Total lease liability	$1,346

Reported as:
Operating lease liability, current	$498
Operating lease liability, non-current	848
Total	1,346

Cutanea payments

We have a contract in which we agreed to repay to Maruho $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 in start-up cost financing paid to us in connection with the Cutanea acquisition.

We have filed for arbitration   against Maruho with the International Chamber of Commerce (“ICC”) regarding issues with Maruho’s contract manufacturer that were not disclosed at the time of the Agreement and therefore are evaluating the repayment of the $7.3 million of start-up costs. The arbitration notes that Maruho breached the agreement with Cutanea due to the undisclosed manufacturing issues and seeks damages as well as a declaration that we are not obligated to repay Maruho.

We are also obligated to share product profits with Maruho equally from January 1, 2020 through October 30, 2030. Refer to Note 3, Acquisition Contract Liabilities.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made in 2022 or 2021 related to Xepi® milestones.

Contingent liability related to shares of Biofrontera AG acquired from Maruho through subscription rights

Dependent on the outcome of legal proceedings between Biofrontera AG and Maruho, the Company may be liable for an additional payout of $0.9 million in relation to the shares of Biofrontera AG acquired from Maruho through a subscription rights agreement. In accordance with ASC 450-20-50-3, Contingencies, we have not accrued any liability associated with the subscription rights purchase, as the liability is not considered probable.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

On November 29, 2021, the Company entered into a settlement and release agreement with respect to a lawsuit filed March 23, 2018 in the United States District Court for the District of Massachusetts in which we were alleged to have infringed on certain patents and misappropriated certain trade secrets. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million and engage a forensic expert to destroy data at issue in the litigation to settle the claims in the litigation.

While Biofrontera AG has agreed to pay fifty percent of the settlement costs, we remain jointly and severally liable to DUSA for the full cash settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the Agreement, DUSA could compel us to pay Biofrontera AG’s share. If either we or Biofrontera AG violates the terms of the settlement agreement, we or Biofrontera AG may be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of December 31, 2022, we have reflected a legal settlement liability in the amount of $6.2 million    for the remaining payments due under the settlement, including the estimated remaining cost of the forensic expert and a related receivable from related party of $6.4 million for the remaining legal settlement costs to be reimbursed in accordance with the Settlement Allocation Agreement, which provided that the settlement payments, including the cost of the forensic expert, would first be made by the Company and then reimbursed by Biofrontera AG for its share.

25. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of employee contributions up to a maximum of 6% of employees’ salary.

For each of the years ended December 31, 2022 and 2021, matching contribution costs paid by the Company were $0.2 million.

26. Subsequent Events

On March 9, 2023, we entered into the Commitment Letter with MidCap, in respect of MidCap’s commitment to provide us with the Revolving Facility, subject to the borrowing base formula, minimum excess availability and other terms and conditions thereof, in the aggregate principal amount of up to $6.5 million. The Revolving Facility shall be secured by a lien on substantially all of the assets of the Company, subject to customary exceptions.

The proceeds of the loans under the Revolving Facility shall be used by the Company to provide working capital. The Revolving Facility shall bear interest at the 30-Day Adjusted Term SOFR Rate, set monthly on the first day of the month and subject to a floor of 2.25%, plus 4.00%. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Revolving Facility, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and reserves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

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

We have continued our remediation work by adding steps to the engagement of third-party specialists who provide assistance with complex or judgmental accounting areas, including checks and balances over the proper flow of information to the specialist to allow for an adequate understanding of the transaction.

We have also continued to assess the competency of any third-party specialists prior to engagement to ensure that the Company is utilizing appropriate firms and individuals with regard to technical accounting matters. Annually, this assessment is documented to support the Company’s assessment of third-party specialists used as part of the financial reporting process.

We have implemented controls and procedures to ensure that an appropriate and sufficient review is being performed over both the data being provided to and from any third-party specialists. These checks are designed to ensure that the Company is providing all relevant data to third-party specialists, and that sufficient procedures are being performed to validate and challenge the assumptions in any valuation reports, validate that the detail in the valuation is accurate, and that any formulas and calculations are validated for clerical accuracy.

As a result of the remediation activities and controls in place as of December 31, 2022 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Remediation of Prior Material Weakness

Through effective implementation of the Company’s remediation plan, the Company has strengthened its internal control environment and has addressed the material weaknesses that were identified at December 31, 2021. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that the material weakness has been remediated as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the certain internal controls implemented in connection with our remediation efforts described above.

Item 9B. Other Information

On March 9, 2023, we entered into the Commitment Letter with MidCap, in respect of MidCap’s commitment to provide us with the Revolving Facility, subject to the borrowing base formula, minimum excess availability and other terms and conditions thereof, in the aggregate principal amount of up to$6.5 million. The Revolving Facility shall be secured by a lien on substantially all of the assets of the Company, subject to customary exceptions.

The proceeds of the loans under the Revolving Facility shall be used by the Company to provide working capital.

Pursuant to the Commitment Letter, the final documentation for the Revolving Facility shall include conditions to borrowings, representations and warranties, affirmative and negative covenants and other terms and conditions, each to be negotiated and mutually agreed and customary for financings of this type and size.

The Revolving Facility shall bear interest at the 30-Day Adjusted Term SOFR Rate, set monthly on the first day of the month and subject to a floor of 2.25%, plus 4.00%. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Revolving Facility, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and reserves.

The Company also is obligated to pay MidCap certain fees and charges, including (i) at closing, a facility fee equal to 2.00% times the commitments under the Revolving Facility, (ii) an annual fee equal to 1.00% times the commitments under the Revolving Facility, (iii) audit fees in connection with any audits or inspections by MidCap or its agents of collateral or the Company’s operations or business (not to exceed $10,000 per year), (iv) a collateral monitoring charge of $2,000 per month and (v) an unused line fee of 0.375% per annum on the daily average of the undrawn portion of the commitments under the Revolving Facility.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Form 10-K):

Name	Age	Position(s)	Since
Executive Officers
Prof. Hermann Lübbert Ph.D.	66	Executive Chairman and Director	November 2021
Erica Monaco, CPA	38	Chief Executive Officer	November 2021
Eugene Frederick Leffler III	39	Chief Financial Officer	October 2022

Non-Employee Directors
John J. Borer	65	Director	November 2021
Loretta M. Wedge, CPA, CCGMA	62	Director	November 2021
Beth J. Hoffman, Ph.D.	65	Director	November 2021
Kevin D. Weber	64	Director	March 2022

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

Fred Leffler has served as Biofrontera Inc’s Chief Financial Officer since October 2022. Mr. Leffler is an experienced financial executive with 15 years of leadership, financial management, consultancy and operations experience across a range of private and public organizations, including growth-stage, private equity and Fortune 100 companies. Prior to joining the Company, Mr. Leffler served as a Senior Manager at McKinsey & Company since January 2022 as well as in different capacities, including Associate and Senior Manager from September 2015 to November 2019. Prior to rejoining McKinsey & Company, Mr. Leffler served as the Senior Director, Corporate Finance & Restructuring of FTI Consulting from August 2020 to January 2022. Prior to joining FTI Consulting, he served as Vice President, Data & Analytics of Rockcreek from November 2019 to August 2020. Earlier in his career, Mr. Leffler held various financial positions at General Electric and Sun Edison. Fred received his Bachelor of Science, Business Administration (BSBA) degree from the Ohio State University Fisher School of Business, and his Master of Business Administration (MBA) from Duke University’s Fuqua School of Business.

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

Kevin D. Weber became a member of our board of directors in March 2022. Mr. Weber is an experienced pharmaceutical executive who brings to Biofrontera more than 30 years of executive and commercialization experience with a particular expertise in product marketing. He has worked in a range of therapeutic areas including clinical and aesthetic dermatology, pain management, inborn errors of metabolism and respiratory medicine. He recently retired from his position as a Principal at Skysis, a biotech-focused brand management consulting practice, and previously served as CEO of Paraffin International. Prior to Paraffin, Mr. Weber served in senior executive and marketing roles at Depomed, Hyperion Therapeutics and Medicis Pharmaceuticals. From 2016 to 2021 Mr. Weber served as a member of the supervisory board of Biofrontera AG. Mr. Weber previously served on the Boards of Directors of the American Academy of Pain Medicine Foundation, the American Chronic Pain Association and the Arizona Bioindustry Association. He holds a B.S. in Business Administration from Western Michigan University.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2022 our officers, directors and greater than 10% percent beneficial owners were in compliance with all applicable filing requirements except for (a) a late Form 4 filed for Prof. Dr. Lübbert on January 19, 2022 to report employee stock grants, (b) late Form 4s filed for Prof. Dr. Lübbert, Ms. Monaco, Ms. Hoffman, Ms. Wedge, Mr. Weber and Mr. Borer on May 26, 2022 to report equity compensation and (c) a late Form 4 filed for Prof. Dr. Lübbert and Ms. Monaco on September 19, 20222 to report the vesting of restricted stock units.

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

Audit Committee

We have an audit committee of the board of directors, which consists of Mr. Weber, Dr. Hoffman and Ms. Wedge. Before the expiration of the phase-in period applicable to initial public offerings under SEC and Nasdaq rules, all members of our audit committee will be independent for audit committee purposes. The board of directors has determined that Ms. Wedge qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Item 11. Executive Compensation

Summary Compensation Table

Executive Compensation during the years ended December 31, 2022 and 2021 was as follows:

Name and principal position	Year		Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Erica Monaco, CPA, Chief Executive Officer	2022		433,823		120,798	398,474	243,100	346	1,196,541
	2021		294,231		107,658	270,407	140,441	235	812,972
Eugene Frederick Leffler III	2022	**	54,615		25,000	-	-	55	79,670
	2021		-		-	-	-	-	-
Prof. Hermann Lübbert Ph.D., Executive Chairman	2022		474,739		-	498,092	303,785	1,616	1,278,232
	2021		18,019	*	-	540,818	280,885	-	839,722

* for services during December 14, 2021 – December 31, 2021

**for services during October 24, 2022 – December 31, 2022

Refer to Note: 20. Equity Incentive Plans and Share-Based Payments of the Notes to the Financial Statements for all assumptions used in the valuation of the stock awards and option awards.

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

On April 1, 2022, we entered into an amendment to the employment agreement with Ms. Monaco. The agreement was amended to provide for an annual base salary of $450,000 and eligibility to receive a cash bonus up to 60% of base salary upon the attainment of performance goals set in advance by the Board of Directors. The actual amount of the bonus shall depend upon the level of achievement of set targets, however, no bonus shall be paid if the level of target achievement is below 70%. Upon termination of employment by the Company other than termination for “Cause”, Ms. Monaco shall be entitled to a severance payment equal to one twelfth of her then-current annual base salary for each full year of employment; provided, however, that such payment shall not exceed two full years of Ms. Monaco’s then-current base salary.

Lübbert Employment Agreement

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

Upon termination of employment by the Company other than termination for “Cause”, Mr. Lübbert shall be entitled to a severance payment equal to one twelfth of his then-current annual base salary for each full year of employment (including Biofrontera AG, as a past affiliate of the Company); provided, however, that such payment shall not exceed two full years of Mr. Lübbert’s then-current base salary.

Leffler Employment Agreement

On October 3, 2022, we entered into an employment agreement with Mr. Leffler to serve as our Chief Financial Officer. The agreement provides for an annual base salary of $355,000, with a one-time signing bonus of $25,000, receipt of 100,000 stock options and eligibility to participate in any benefit programs we make available to our employees. Mr. Leffler may receive a bonus of up to 40% of his base salary upon attainment of performance goals set in advance by the Chief Executive Officer.

In the event that Mr. Leffler experiences a termination of his employment without “cause” or he resigns for “good reason” outside of a period during which provisions related to a “change in control” (as such terms are defined in the employment agreement) are in effect, provided that he executes and makes effective a release of claims against the Company and its affiliates, Mr. Leffler will become entitled to a lump sum payment in an amount equal to one-twelfth of his annual base salary for each full year of employment; further provided that such payment will not be less than six months of his then-current base salary, and shall not exceed two full years of, his then-current base salary. If Mr. Leffler experiences a termination of his employment without “cause” or he resigns for “good reason” within a certain period of a “change in control,” he will be entitled to certain benefits and an enhanced severance payment.

2022 Equity Awards

Our Chief Executive Officer and Executive Chairman hold outstanding options and restricted stock unit awards that were awarded in the fiscal years ending December 31, 2022, and 2021, following our initial public offering. These awards are described in more detail in the “Outstanding Equity Awards at Fiscal Year End” table below and in Note 20, Equity Incentive Plans and Share-Based Payments of the Notes to the Financial Statements for additional information.

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

Prof. Dr. Lübbert’s Award of Restricted Stock Units

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

Shares Available for Awards

Shares Available for Issuance

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Omnibus Incentive Plan is 2,750,000, subject to certain adjustments for corporate transactions, as described in the section entitled “—Adjustments” below. On December 12, 2022, the stockholders of the Company approved an amendment to increase the number of shares authorized for issuance by 2,589,800 from 2,750,000 to 5,339,800 shares. No participant may be granted awards of options and/or stock appreciation rights or performance compensation awards with respect to more than 900,000 shares of common stock in any one year. On termination, forfeiture, or expiration of an unexercised stock option grant or other award, in whole or in part, the number of shares of common stock subject to such unexercised stock option grant or other award will become available again for grant under the 2021 Omnibus Incentive Plan. Also, shares subject to a stock option grant or other award that are not delivered to a participant because they are used to satisfy a tax withholding obligation or that are withheld to pay all or a portion of an option’s exercise price will again become available for grant under the 2021 Omnibus Incentive Plan. In addition, shares of Biofrontera common stock will not be considered used if the award to which they relate is settled in cash. Further, shares subject to awards granted in assumption or substitution of outstanding awards of an acquired entity shall not be counted against the shares of our common stock available for issuance under the 2021 Omnibus Incentive Plan.

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

●	the Committee may in its discretion determine that all options and SARs will become vested and immediately exercisable, and/or the restricted period with respect to any restricted shares or restricted stock units will expire immediately (including a waiver of any applicable performance goals); and

●	all incomplete performance periods in effect on the date the change in control occurs will end on the date of the change in control, and the Committee will determine the extent to which performance goals with respect to each such award period have been met based upon such audited or unaudited financial information then available as it deems relevant; and each participant will be paid partial or full awards with respect to performance goals for each relevant award period based upon the Committee’s determination of the degree of attainment of any performance goals; and

●	with respect to a Senior Participant (as defined in the 2021 Omnibus Incentive Plan) who is terminated by the Company or its affiliates without “cause” (as defined in the 2021 Omnibus Incentive Plan): (i) within twelve months following a change in control or, (ii) in contemplation of a change in control, all awards will become fully vested and exercisable immediately, irrespective of vesting schedules and the restricted period shall end at the time of the termination.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth as of the end of fiscal year 2022 all outstanding equity awards held by our named executive officers:

		Option Awards			Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price	Option Expiration Date	Number of Unearned Shares or Units That Have Not Vested (#)	Market or Payout Value of Unearned Shares or Units That Have Not Vested ($)
Erica Monaco
Stock options (1)	18,707	37,982	4.77	12/9/2031	-	-
Stock options (3)	-	152,672	2.61	05/18/2032	-	-
Restricted stock units (2)	-	-	-	-	152,672	398,474
Hermann Lübbert
Stock options (1)	37,415	75,964	4.77	12/9/2031	-	-
Stock options (3)	-	190,840	2.61	05/18/2032	-	-
Restricted stock units (2)	-	-	-	-	190,840	498,092
Eugene Frederick Leffler III	-	-	-	-	-	-

(1) The option vests in three equal annual installments beginning on December 9, 2022.

(2) Each restricted stock unit represents a contingent right to receive one share of BFRI common stock. The restricted stock units vest in two equal annual installments beginning on May 18, 2023. Each vested restricted stock unit will be settled, at the Company’s discretion, in shares, cash or a combination of shares and cash, within 60 days of the vesting date.

(3) The option vests in three equal annual installments beginning on May 18, 2023.

Additional Narrative Disclosure

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

Severance Benefits

Prof. Dr. Lübbert, Mr. Leffler, and Ms. Monaco receive severance benefits pursuant to their employment agreements, which have been explained in detail starting on page 65 in the section “Narrative Disclosure to Summary Compensation Table.”

Director Compensation

Director compensation for the year ended December 31, 2022, which was pro-rated for board members who served less than the entire service period during fiscal 2022, are shown on the table below:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Total ($)
Hermann Lübbert(1)	$-	-	-	$-
Kevin Weber	46,399		33,132	79,531
John J. Borer	60,416	-	33,132	93,548
Loretta M. Wedge, CPA, CCGMA	63,420	-	33,132	96,552
Beth J. Hoffman, Ph.D.	59,906	-	33,132	93,038

(1) As described above in this Item 11, Prof. Dr. Lübbert was granted a stock option award and restricted stock units in his capacity as an employee of the Company, not for his service as a director.

Narrative to Director Compensation Table

Our non-employee director compensation policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy each director who is not an employee is paid cash compensation as set forth below as well as reimbursed for all reasonable travel and other expensed incurred in connection with attending Board and Committee meetings:

Annual Retainer	April 1 – May 18, 2022	May 19 – December 31, 2022

Board of Directors:
All non-employee members	$35,000	$40,250
Additional retainer for non-executive chairperson	30,000	$30,000
Audit Committee:
Members	$7,500	$8,000
Additional retainer for chair	$7,500	$8,000
Compensation Committee:
Members	$5,000	$6.000
Additional retainer for chair	$5,000	$9,000
Nominating and Corporate Governance Committee:
Members	$4,000	$5,000
Additional retainer for chair	$4,000	$5,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
2021 Omnibus Incentive Plan	2,080,856	3.11	3,088,876

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as February 28, 2023, for each person or group known to us who beneficially owns more than 5% of our common stock, each of our directors and director nominees, each of our named executive officers and all of our directors, director nominees and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Our common stock subject to options or RSUs that are currently exercisable or exercisable within 60 days of February 28, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Unless otherwise noted below, the address of each person listed on the table is c/o Biofrontera Inc., 120 Presidential Way, Suite 330, Woburn, Massachusetts 01801.

Name of beneficial owner	Common Stock beneficially owned	% of Common Stock Owned	Options exercisable within 60 days(1)(2)
5% or more stockholders:
Biofrontera AG Hemmelrather Weg 201 D-51377 Leverkusen, Germany(3)	8,000,000	30.0	-
Abshagen Consulting GmbH Burgunderweg 8 Weinheim, Germany, 69469(4)	3,148,042	11.8	-

Named executive officers and directors:
Erica Monaco	56,689	*	18,707
Eugene Frederick Leffler III	-	*	-
Hermann Lübbert	113,379	-*	37,415
John J. Borer	-	-*	20,166
Loretta M. Wedge, CPA, CCGMA	-	-*	20,166
Beth J. Hoffman, Ph.D.	-	-*	20,166
Kevin D. Weber	-	*	20,166

All current directors and executive officers as a group (7 persons)	170,068	1.15	136,786

*	Represents beneficial ownership of less than 1% of outstanding shares of our common stock.

(1) On December 9, 2021, the Company granted options to purchase shares of common stock at an exercise price of $4.77 per share up to (a) in the case of Prof. Dr. Lübbert, 113,379 shares and (b) in the case of Ms. Monaco, 56,689 shares. The options vest in three equal annual installments beginning on December 9, 2022. The 37,415 shares for Prof. Dr. Lübbert and the 18,707 shares for Ms. Monaco represent the options under such grants that will have vested within 60 days of the date of this proxy statement.

(2) On May 18, 2022, the Company granted non-qualified stock options to each of the non-employee directors to purchase 22,000 shares of common stock with an exercise price of $2.61. The non-employee director options vest in equal monthly installments following the date of grant. The 20,166 shares reported in the table above for each non-employee director represent the options that will have vested within 60 days of the date of this proxy statement.

(3) Information is based upon a Schedule 13G/A filed with the SEC on February 10, 2022 by Biofrontera AG. According to a Schedule 13D/A (“Zours Schedule 13D”) filed by Deutsche Balaton Aktiengesellschaft (“DB”), VV Beteiligungen Aktiengesellschaft (“VVB”), Delphi Unternehmensberatung Aktiengesellschaft (“DU”), Wilhelm Konrad Thomas Zours, Alexander Link and Rolf Birkert on September 19, 2022, Mr. Zours owns a majority interest in DU and is the sole member of the boards of management of VVB and DU. DU owns a majority interest in VVB. VVB owns a majority interest in DB and DB holds 1,177,676 shares of common stock representing 4.41% of the Company’s outstanding stock. In the Zours Schedule 13D, Mr. Zours also includes the shares of Biofrontera Inc. held by Biofrontera AG, but disclaims beneficial ownership. If Mr. Zours was deemed to have voting and dispositive voting power over the shares held by Biofrontera AG, then Mr. Zours would be the beneficial owner of 34.4% of the Company’s outstanding stock.

(4) Information is based upon a Schedule 13G filed with the SEC on November 4, 2022 by Abshagen Consulting GmbH.

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

License and Supply Agreement

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

Under the terms of the Ameluz LSA as entered into on June 16, 2021, we agree to purchase from Biofrontera Pharma a minimum number of units of Ameluz® per year according to an agreed schedule at fifty percent of our anticipated net price per unit for Ameluz®. On October 8, 2021, we entered into an amendment to the Ameluz LSA under which the price we pay per unit will be based upon our sales history, although the minimum number of units to purchase per year remains unchanged. See “Business—Commercial Partners and Agreements—Biofrontera Pharma and Biofrontera Bioscience” for further details.

Purchases of the licensed products during the years ended December 31, 2022 and 2021 were $16.6 million and $9.4 million, respectively, and recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Biofrontera Pharma as of December 31, 2022 and 2021 were $1.3 million and $0.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

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

Expenses related to the service agreement were $0.8 million and $0.7 million for the years ended December 31, 2022 and 2021, which were recorded in selling, general and administrative, related party. Management asserts that these expenses represent a reasonable allocation from Biofrontera AG. Amounts due to Biofrontera AG related to the service agreement were $0.2 million for each of the years ended December 31, 2022 and 2021, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Quality Assurance Agreement

On November 1, 2016, we entered into a quality assurance agreement (“QAA”) with Biofrontera Pharma GmbH in connection with the Ameluz LSA. Under the Ameluz LSA, Biofrontera Pharma GmbH agreed to supply products under the LSA of the quality and according to the specifications agreed upon with the FDA in the respective approvals. The QAA allocates quality and regulatory responsibilities including, but not limited to manufacturing, packaging, labeling, complaints, change control and any applicable requirements and is incorporated by reference herein as Exhibit 10.9 to this Form 10-K. The QAA has remained in effect following our initial public offering.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreements was approximately $0.1 million for each of the years ended December 31, 2022 and 2021 and is recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively, which were recorded as accounts receivable, related party in the consolidated balance sheets.

Reimbursements from Maruho Related to Cutanea Acquisition

Pursuant to the Cutanea acquisition share purchase agreement, we received start-up cost financing and reimbursements for certain costs. These restructuring costs Maruho agreed to pay are referred to as “SPA costs” under the arrangement and are to be accounted for as other income. Refer to Note 3, Acquisition Contract Liabilities.

There were no amounts reimbursed relating to SPA costs for the year ended December 31,2022. For the year ended December 31, 2021 the amounts reimbursed relating to SPA costs were $0.5 million and were recorded as other income in the consolidated statements of operations as the related expenses were incurred. The amounts due from Maruho, primarily relating to SPA cost reimbursements, were $0.1 million for each of the years ended December 31, 2022 and 2021 and were recorded in other receivables, related parties in the consolidated balance sheets.

Other Arrangements

The Company has recorded a receivable of $6.4 million and $11.3 million as of December 31, 2022 and December 31, 2021 due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. Refer to Note 8, Other Receivables, Related Party. The Company has recognized $0.1 and $0.0 million of interest income for the years ended December 31, 2022 and 2021 in connection with this receivable.

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors affirmatively determined that each of Dr. Hoffman, Mr. Weber, Mr. Borer and Ms. Wedge is an “independent director,” as defined under the Exchange Act and the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

Grant Thornton LLP was our independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021. The following table summarizes the fees Grant Thornton billed to us for the last two fiscal years. All services and fees related to our 2022 and 2021 audits were either approved by our audit committee or our Board of Directors for work prior to November 2, 2021.

	Years Ended December 31,
Fee Category	2022	2021
Audit Fees (1)	$438,194	$990,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$438,194	$990,000

(1)	Audit fees consist of fees billed for professional services rendered by Grant Thornton LLP for the audits of our annual financial statements, the reviews of our interim financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements, including our registration statements on Form S-1.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

2.1#	Share and Purchase Agreement dated March 25, 2019 between Biofrontera Newderm LLC, Biofrontera AG, Maruho Co. Ltd. And Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.13 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 3, 2021).

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Biofrontera Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 14, 2022)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

4.1*	Description of Securities

4.2	Form of IPO Unit Purchase Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.3	Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.4	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.6	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

4.7	Form of 2022 Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

4.8	Form of 2022 Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

4.9	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2022).

4.10	Stockholder Rights Agreement, dated as of October 13, 2022, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 14, 2022)

10.1#	Amended and Restated License and Supply Agreement dated June 16, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.1 to Company’s Form S-1 filed with the SEC on July 6, 2021).

10.2#	License and Supply Agreement dated March 10, 2014 by and between Ferrer Internacional, S.A. and Medimetriks Pharmaceuticals, Inc., as amended by Amendment No. 1 and Consent and Acknowledgment Agreement with respect thereto (incorporated by reference to Exhibit 4.14 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.3#	Amendment No. 1 to License and Supply Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.15 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.4	Consent and Acknowledgement Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.16 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.5#	Supply Agreement dated March ___, 2018 by and between Ferrer Internacional, S.A. and Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.17 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.6†	Employment Agreement – Erica Monaco (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 12, 2021).

10.7	Second Intercompany Revolving Loan Agreement dated March 31, 2021 by and between the Company and Biofrontera AG (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.8	Amended and Restated Master Contract Services Agreement, by and among the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.9	Quality Agreement dated November 1, 2016, between the Company and Biofrontera Pharma GmbH (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 26, 2021).

10.10	Intercompany Services Agreement dated January 1, 2016, between the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 16, 2021

10.11†	Amended Employment Agreement dated October 1, 2021 – Hermann Lübbert (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2021).

10.12†	2021 Omnibus Incentive Plan (as amended and restated on December 12, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2022).

10.13†	Form of Restricted Stock Unit Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.14†	Form of Nonqualified Stock Option Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.15†	Form of Nonqualified Stock Option Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.16†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 filed with the SEC on October 12, 2021).

10.17#	Corrected Amendment to Amended and Restated License and Supply Agreement dated October 8, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 7 to the Company’s Form S-1 filed with the SEC on October 13, 2021).

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.20†	Amendment to Amended Employment Agreement effective as December 15, 2021 and dated March 2, 2022 — Herman Lübbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

10.21	Amended Settlement Allocation Agreement dated March 31,2022 between the Company and Biofrontera Bioscience GmbH, Biofrontera Pharma GmbH, Biofrontera Development GmbH, Biofrontera Neuroscience GmbH, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.22†	Amendment to Employment Agreement effective as April 1, 2022 — Erica Monaco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.23	Form of Securities Purchase Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.24	Form of Registration Rights Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.25	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2022)

10.26†	Employment Agreement —Fred Leffler (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 24, 2022)

10.27	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 31, 2022)

21.1*	List of Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woburn, Commonwealth of Massachusetts, on March 13, 2023.

BIOFRONTERA INC.

By:	/s/ Erica L Monaco
Name:	Erica L. Monaco
Title:	Chief Executive Officer

Signature	Title	Date

/s/ Erica L Monaco	Chief Executive Officer	March 13, 2023
Erica Monaco	(Principal Executive Officer)

/s/ E. Fred Leffler	Chief Financial Officer	March 13, 2023
E. Fred Leffler	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Hermann Lübbert	Chairman of the Board of Directors	March 13, 2023
Hermann Lübbert

/s/ John J. Borer	Director	March 13, 2023
John J. Borer

/s/ Loretta M. Wedge	Director	March 13, 2023
Loretta M. Wedge

/s/ Kevin D. Weber	Director	March 13, 2023
Kevin D. Weber

/s/ Beth J. Hoffman	Director	March 13, 2023
Beth J. Hoffman

