Form 10-Q
period 2023-03-31
Biofrontera Inc.
filed 2023-05-12
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40943

Biofrontera Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3765675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Presidential Way, Suite 330, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2023 there were 26,699,002 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,505	$17,208
Investment in equity securities	7,596	10,548
Accounts receivable, net	4,116	3,748
Other receivables, related party	3,750	3,658
Inventories	6,670	7,168
Prepaid expenses and other current assets	1,586	810

Total current assets	37,223	43,140

Other receivables long term, related party	-	2,813
Property and equipment, net	197	204
Operating lease right-of-use assets	1,234	1,375
Intangible asset, net	2,927	3,032
Other assets	384	320

Total assets	$41,965	$50,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	887	1,278
Accounts payable, related parties	912	1,312
Acquisition contract liabilities, net	7,032	6,942
Operating lease liabilities	484	498
Accrued expenses and other current liabilities	11,135	10,864

Total current liabilities	20,450	20,894

Long-term liabilities:
Acquisition contract liabilities, net	2,200	2,400
Warrant liabilities	1,815	2,843
Operating lease liabilities, non-current	725	848
Other liabilities	24	21

Total liabilities	25,214	27,006

Commitments and contingencies (see Note 21)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 26,699,002 shares issued and outstanding as of March 31, 2023 and December 31, 2022	27	27
Additional paid-in capital	103,721	103,370
Accumulated deficit	(86,997)	(79,519)

Total stockholders’ equity	16,751	23,878

Total liabilities and stockholders’ equity	$41,965	$50,884

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Products revenues, net	$8,715	$9,736
Revenues, related party	18	15

Total revenues, net	8,733	9,751

Operating expenses
Cost of revenues, related party	4,547	4,975
Cost of revenues, other	51	175
Selling, general and administrative	9,800	7,616
Selling, general and administrative, related party	27	95
Change in fair value of contingent consideration	(200)	-

Total operating expenses	14,225	12,861

Loss from operations	(5,492)	(3,110)

Other income (expense)
Change in fair value of warrant liabilities	1,028	8,711
Change in fair value of investments	(2,941)	-
Interest expense, net	(35)	(33)
Other income (expense), net	(33)	23

Total other income (expense)	(1,981)	8,701

Income (loss) before income taxes	(7,473)	5,591
Income tax expense	5	30

Net income (loss)	$(7,478)	$5,561

Income (loss) per common share:
Basic	$(0.28)	$0.33
Diluted	$(0.28)	$0.32

Weighted-average common shares outstanding:
Basic	26,699,002	17,104,749
Diluted	26,699,002	17,133,218

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, December 31, 2022	26,699,002	$27	$103,370	$(79,519)	$23,878
Stock based compensation	-	-	351	-	351
Net loss	-	-	-	(7,478)	(7,478)
Balance, March 31, 2023	26,699,002	$27	$103,721	$(86,997)	$16,751

Balance, December 31, 2021	17,104,749	$17	$90,200	$(78,879)	$11,338
Stock based compensation	-	-	517	-	517
Net income	-	-	-	5,561	5,561
Balance, March 31, 2022	17,104,749	$17	$90,717	$(73,318)	$17,416

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:

Net income (loss)	$(7,478)	$5,561

Adjustments to reconcile net income (loss) to cash flows used in operations

Depreciation	22	26
Amortization of right-of-use assets	139	-
Amortization of acquired intangible assets	105	105
Change in fair value of investment in equity securities	2,941	-
Change in fair value of contingent consideration	(200)	-
Change in fair value of warrant liabilities	(1,028)	(8,711)
Stock-based compensation	351	517
Provision for doubtful accounts	14	42
Non-cash interest expense	89	89

Changes in operating assets and liabilities:
Accounts receivable	(381)	(1,430)
Other receivables, related party	2,720	(38)
Prepaid expenses and other assets	(830)	3,614
Inventories	499	(414)
Accounts payable and related party payables	(792)	(366)
Operating lease liabilities	(134)	-
Accrued expenses and other liabilities	274	(1,107)

Cash flows used in operating activities	(3,689)	(2,112)

Cash flows from investing activities

Purchases of property and equipment	(14)	(5)

Cash flows used in investing activities	(14)	(5)

Net decrease in cash and cash equivalents	(3,703)	(2,117)
Cash, cash equivalents and restricted cash, at the beginning of the period	17,408	24,742

Cash, cash equivalents and restricted cash, at the end of the period	$13,705	$22,625

Supplemental disclosure of cash flow information
Interest paid	$-	$4
Income taxes paid, net	$22	$30

The accompanying notes are an integral part of these consolidated financial statements.

Biofrontera Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business Overview

Biofrontera Inc (the “Company”). is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH, a limited liability company organized under the laws of Germany. Our subsidiary, Bioi-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

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

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States. under an exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc.(“Cutanea”).

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, and cash flows from equity financing transactions received in 2022. As of March 31, 2023, we had cash and cash equivalents of $13.5 million, compared to $17.2 million as of December 31, 2022.

Since we commenced operations in 2015, we have generated significant losses. For the three months ended March 31, 2023 and 2022, we incurred loss from operations of $5.5 million and $3.1 million, respectively. We incurred net cash outflows from operations of $3.7 million and $2.1 million, for the same periods, respectively. We had an accumulated deficit as of March 31, 2023 of $87.0 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including facility and auto leases (see Note 21. Commitments and Contingencies), Maruho start-up cost financing repayments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.5 million. Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A, and contingent consideration payments to Maruho connected with Xepi sales (see Note 21. Commitments and Contingencies).

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S.

These factors raise doubt about our ability to continue as a going concern, which we have determined are mitigated by the following plans. Based on current operating plans and financial forecasts, we expect that our revolving line of credit and expected proceeds from the sale of our investment in equity securities in addition to our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, we expect to have to obtain either equity or additional debt financing to support our future long-term growth and to mitigate the risk of our operating costs significantly exceeding the amounts currently estimated. If our current operating plans or financial forecasts change, or we are unable to obtain additional financing, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2023, the Company’s operating results for the three months ended March 31, 2023 and 2022, and the Company’s cash flows for the three months ended March 31, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies within the notes to financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2023.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. The new standard was effective for us on January 1, 2023, and did not have a material effect on our consolidated financial statements.

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

In connection with this acquisition in 2019, we recorded the $7.3 million in start-up cost financing, a $1.7 million contract asset related to the benefit associated with the non-interest-bearing start-up cost financing and $6.5 million of contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho (see Note 21. Commitment and contingencies – Cutanea payments).

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

Acquisition contract liabilities, net consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Short-term acquisition contract liabilities:
Start-up cost financing	7,300	7,300
Contract asset	(268)	(358)
Acquisition contract liabilities, net	$7,032	$6,942

Long-term acquisition contract liabilities:
Contingent consideration	$2,200	$2,400

Total acquisition contract liabilities:
Contingent consideration	$2,200	$2,400
Start-up cost financing	7,300	7,300
Contract asset	(268)	(358)
Total acquisition contract liabilities, net	$9,232	$9,342

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	March 31, 2023	December 31, 2022
Assets:
Investment in equity securities	1	$7,596	$10,548
Liabilities:
Contingent Consideration	3	$2,200	$2,400
Warrant liability – 2022 Purchase Warrants	3	$786	$1,129
Warrant liability - 2022 Inducement Warrants	3	$1,029	$1,714

Investment in equity securities

As of March 31, 2023, the Company had an investment in shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

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

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	-
Balance at March 31, 2022	$6,200

Balance at December 31, 2022	$2,400
Change in fair value of contingent consideration	(200)
Balance at March 31, 2023	$2,200

Warrant Liabilities

The warrant liabilities, comprised of warrants to purchase one share of common stock issued in a private placement on May 16, 2022, expiring five and one-half years after the issue date and with an exercise price of $2.77 per share (the “Purchase Warrants”) and warrants to purchase one share of common stock issued on July 26, 2022, expiring on December 1, 2026 with an exercise price of $1.66 per share (the “Inducement Warrants”), were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Purchase Warrants and Inducement Warrants which is considered a Level 3 fair value measurement. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statements of operations.

The fair value at March 31, 2023 was estimated using a Black-Scholes pricing model based on the following assumptions:

	Purchase	Inducement
Stock price	$0.61	$0.61
Expiration term (in years)	4.63	3.67
Volatility	85.0%	85.0%
Risk-free Rate	3.61%	3.71%
Dividend yield	0.0%	0.0%

The following table presents the changes in the warrant liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2023	2022
Fair value at beginning of period	$2,843	$12,854
Change in fair value of warrant liability	(1,028)	(8,711)
Fair value at end of period	$1,815	$4,143

5. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience GmbH (“Bioscience”) for BF-RhodoLED® leasing and installation service. Refer to Note 15, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	3	165	5	45	218
Credit or payments made during the period	(5)	(150)	(17)	(52)	(224)
Balance at March 31, 2022	$41	$116	$36	$47	$240

Balance at December 31, 2022	$48	$9	$5	$20	$82
Provision related to current period sales	1	62	3	33	99
Credit or payments made during the period	-	(71)	(2)	(39)	(112)
Balance at March 31, 2023	$49	-	6	14	69

6. Accounts Receivable, net

Accounts receivables are mainly attributable to the sale of Ameluz®, the BF-RhodoLED® and Xepi®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending primarily on delinquency status, and fixed reserve percentages are established for each pool of trade accounts receivables.

The allowance for credit losses was $0.1 million as of March 31, 2023 and December 31, 2022.

7. Other Receivables, Related Party

As of March 31, 2023 the Company has a receivable of $3.8 million due from the Biofrontera Group of which $3.7 million is due from Biofrontera AG for its 50% share of the balance of a legal settlement (see Note 21. Commitments and Contingencies – Legal proceedings) for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement (“Allocation Agreement”) entered into on December 9, 2021 and as amended on March 31, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. The Allocation Agreement, as amended, provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable has been recorded as of March 31, 2023 or December 31, 2022.

8. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

In assessing the consumption of inventories, the sequence of consumption is assumed to be based on the first-in-first-out (FIFO) method. There was no provision for obsolescence recorded for the three months ended March 31, 2023 and 2022.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid expenses	$593	$240
Prepaid insurance	512	15
Prepaid licenses	423	317
Security deposits	-	85
Other	58	153
Total	$1,586	$810

10. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer equipment	$94	$89
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	155	145
Property and equipment, gross	725	710
Less: Accumulated depreciation	(528)	(506)
Property and equipment, net	$197	$204

Depreciation expense for the three months ended March 31, 2023 and 2022 was negligible and was included in selling, general and administrative expense in the consolidated statements of operations.

11. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,673)	(1,568)
Intangible asset, net	$2,927	$3,032

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense for the three months ended March 31, 2023 and 2022 was $0.1 million.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

The Company did not recognize any impairment charges during the three months ended March 31, 2023 or 2022.

12. Statement of Cash Flows Reconciliation

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the consolidated statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$13,505	$17,208
Long-term restricted cash	200	200
Total cash, cash equivalent, and restricted cash shown on the consolidated statements of cash flows	$13,705	$17,408

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Legal settlement (See note 21)	$6,094	$6,207
Employee compensation and benefits	3,155	2,850
Professional fees	1,303	1,353
Product revenue allowances and reserves	69	82
Other	514	372
Total	$11,135	$10,864

14. Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes for the three-month periods ended March 31, 2023 and 2022. Income tax expense incurred for the three months ended March 31, 2023 and 2022 relates to state income taxes. At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits.

The Company continues to be in a cumulative loss position and as such, is maintaining a full valuation allowance.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations. As of March 31, 2023, and December 31, 2022, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

15. Related Party Transactions

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

Purchases of the licensed products during the three months ended March 31, 2023 and 2022 were $4.6 million and $5.2 million, respectively and recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Pharma as of March 31, 2023 and December 31, 2022 were $0.9 million and $1.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the IT resources of Biofrontera AG and its wholly owned subsidiaries (the “Biofrontera Group”) as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, and pharmacovigilance, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. As of March 31, 2023, we have migrated away from Biofrontera AG to third party providers for most of our significant IT services . Expenses related to the service agreement were negligible for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022, which were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the service agreement as of March 31, 2023 and December 31, 2022 were $0.2 million and $0.2 million, respectively, which were offset against other receivables, related party in the consolidated balance sheet.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was minimal for the three months ended March 31, 2023 and 2022, respectively and was recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.2 million and $0.1 as of March 31, 2023 and December 31, 2022, respectively, which were recorded as other receivables, related party in the consolidated balance sheets.

Others

The Company has recorded a receivable of $3.7 million and $6.4 million as of March 31, 2023 and December 31, 2022, respectively, due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. Refer to Note 7, Other Receivables, Related Party. There was no interest income recognized for the three months ended March 31, 2023 and $0.1 million of interest income for the three months ended March 31, 2022, in connection with this receivable.

As of March 31, 2023, our investment in equity securities is valued at $7.6 million and consists of 6,466,946 common shares of Biofrontera AG, a significant shareholder of the Company.

16. Stockholders’ Equity

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

17. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan). Under the original 2021 Plan, 2,750,000 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2021 Plan. On December 12, 2022, the 2021 Plan was amended by our stockholders and the number of shares authorized for awards under the 2021 Plan was increased by 2,589,800 to 5,339,800. As of March 31, 2023, there were 2,946,988 shares available for future awards under the amended 2021 Plan.

Non-qualified stock options

We maintain the 2021 Plan for the benefit of our officers, directors and employees. Employee stock options granted under the 2021 Plan generally vest in equal annual installments over three years and are exercisable for a period of up to ten years from the grant date. Non-employee director options vest in equal monthly installments following the date of grant and will be fully vested on the one-year anniversary of the date of grant. All stock options are exercisable at a price as set by the Company at the time of the grant but shall not be less than the market value of the common shares underlying the option on the grant date.

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

The fair value of each option was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected volatility	70%	55%
Expected term (in years)	6.0	6.0
Risk-free interest rate	3.5% - 3.7%	1.79%
Expected dividend yield	0.0%	0.0%

Share-based compensation expense of approximately $0.3 million and $0.1 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the three months ended March 31, 2023 and March 31, 2022, respectively.

Options outstanding and exercisable under the employee share option plan as of March 31, 2023 and a summary of option activity during the three months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	1,737,344	$3.11
Granted	200,692	$0.99
Exercised	-	$-
Canceled or forfeited	(58,804)	$2.42
Outstanding at March 31, 2023	1,879,232	$2.90	9.09	$-
Exercisable at March 31, 2023	251,496	$4.07	8.73	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at March 31, 2023.

As of March 31, 2023, there was $2.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense of $0.1 million and $0.4 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, there was $0.5 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	343,512		$		$2.61
Awarded	-		$		$-
Vested	-		$		$-
Canceled or forfeited	-		$		$-
Outstanding at March 31, 2023	343,512	0.63		$210	$2.61
Expected to vest at March 31, 2023	343,512	0.63		$210	$2.61

18. Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense	(2)	(4)
Contract asset interest expense	(89)	(89)
Interest income	56	60
Interest expense, net	$(35)	$(33)

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition share purchase agreement. The contract asset is amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ends on December 31, 2023.

19. Other Income (expense), net

Other income (expense), net primarily includes (i) gain (loss) on sale of leased assets and (ii) gain (loss) on foreign currency transactions.

20. Net Earnings (Loss) per Share

Basic net earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing net income by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders. (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(7,478)	$5,561

Shares
Basic weighted average common shares outstanding	26,699,002	17,104,749
Add: Effect of dilutive securities
Stock options and restricted stock units	-	28,469
Diluted weighted average common shares outstanding	26,699,002	17,133,218

Net earnings (loss) per share:
Basic	$(0.28)	$0.33
Diluted	$(0.28)	$0.32

The following table sets forth securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

March 31,	2023	2022
Common stock warrants	9,197,109	4,349,537
Common stock options and RSUs	2,198,745	575,518
Unit Purchase Options	403,628	403,628

Common stock warrants include Purchase Warrants, Inducement Warrants and warrants issued in the Initial Public Offering.

21. Commitments and Contingencies

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

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month to month basis. Based on historical retention experience of approximately three years, the vehicles have expiration dates ranging from February 2023 through September 2025.

The components of lease expense for the three months ended March 31, 2023 were as follows (in thousands except lease term and discount rate):

Lease expense	Operating Leases
Amortization of ROU assets (operating lease cost)	$139
Interest on lease liabilities	20
Total lease expense	$159

Other Information
Operational cash flow used for operating leases	$154
ROU assets obtained in exchange for lease liabilities	-
Weighted -average remaining lease term (in years)	2.33
Weighted -average discount rate	6.31%

Future lease payments under non-cancelable leases as of March 31, 2023 were as follows (in thousands):

Years ending December 31,	Future lease commitments
2023	$409
2024	541
2025	349
Thereafter	-
Total future minimum lease payments	1,299
Less imputed interest	(90)
Total lease liability	$1,209

Reported as:
Operating lease liability, current	$484
Operating lease liability, non-current	725
Total	$1,209

Cutanea payments

We have a contract in which we agreed to repay to Maruho $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 in start-up cost financing paid to us in connection with the Cutanea acquisition.

We have filed for arbitration against Maruho with the International Chamber of Commerce (“ICC”) regarding issues with Maruho’s contract manufacturer that were not disclosed at the time of the Agreement and therefore are withholding the repayment of the start-up cost financing until a decision is reached through the arbitration process. The arbitration notes that Maruho breached the agreement with Cutanea due to the undisclosed manufacturing issues and seeks damages as well as a declaration that we are not obligated to repay Maruho.

We are also obligated to share product profits with Maruho equally from January 1, 2020 through October 30, 2030. Refer to Note 3, Acquisition Contract Liabilities.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments have been made related to Xepi® milestones.

Contingent liability related to shares of Biofrontera AG acquired from Maruho through subscription rights

Dependent on the outcome of the arbitration process between Biofrontera AG and Maruho, the Company may be liable for an additional payout of $0.9 million in relation to the shares of Biofrontera AG acquired from Maruho through a subscription rights agreement. In accordance with ASC 450-20-50-3, Contingencies, we have not accrued any liability associated with the subscription rights purchase, as the liability is not considered probable.

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

While Biofrontera AG has agreed to pay fifty percent of the settlement costs, we remain jointly and severally liable to DUSA for the full cash settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the Agreement, DUSA could compel us to pay Biofrontera AG’s share. If either we or Biofrontera AG violates the terms of the settlement agreement, we or Biofrontera AG may be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of March 31, 2023, we have reflected a legal settlement liability in the amount of $6.1 million for the remaining payments due under the settlement, including the estimated remaining cost of the forensic expert and a related receivable from related party of $3.7 million for the remaining legal settlement costs to be reimbursed in accordance with the Settlement Allocation Agreement, which provided that the settlement payments, including the cost of the forensic expert, would first be made by the Company and then reimbursed by Biofrontera AG for its share.

22. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of employee contributions up to a maximum of 6% of employees’ salary.

For the three months ended March 31, 2023 and 2022, matching contribution costs paid by the Company were $0.1 million.

23. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of March 31, 2023 through the date this Quarterly Report on Form 10-Q was submitted to the SEC.

Settlement Agreement

On April 11, 2023, Biofrontera Inc. and each member of its Board of Directors, in their individual capacities, entered into a settlement agreement (the “Settlement Agreement”) with Biofrontera AG, a significant stockholder of the Company.

Pursuant to the terms of the Settlement Agreement, the major provisions are as follows:

●	the Company and a member of its Board of Directors withdrew their challenges to the resolutions passed at the Biofrontera AG stockholder meeting on January 9, 2023
●	the Company will increase the Board of Directors from five to six members and appoint as a Class I Director a director nominated by Biofrontera AG to fill the vacancy, subject to certain restrictions as described in the Settlement Agreement;
●	the Company will begin a search for an additional director candidate, who is fully independent, to be nominated for election as a Class II Director at the Company’s 2023 annual meeting of stockholders; at which point the Company will increase the size of the Board of Directors to seven members;
●	the Board established a Related Party Transactions Committee to approve all contracts and transactions between the Company and Biofrontera AG, including any of its affiliates;
●	the Company amended on April 26, 2023 that certain Stockholder Rights Agreement dated October 13, 2022, between the Company and Computershare Trust Company, N.A., as Rights Agent to increase the threshold of beneficial ownership before being deemed an Acquiring Person, solely with respect to Biofrontera AG, from 20% to 29.96%.

Loan and Security Agreement

On May 8, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Business Credit LLC, providing us with a revolving line of credit in the aggregate principal amount of up to $6.5 million, subject to a borrowing base. The Loan Agreement allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the maturity date of May 8, 2026. The Loan Agreement is secured by a lien on substantially all of the assets of the Company, subject to customary exceptions.

Advances under the Loan Agreement shall bear interest at the 30-Day Adjusted Term SOFR Rate, set monthly on the first day of the month based on 30-Day Term SOFR plus a spread adjustment of 15 basis points and subject to a floor of 2.25%, plus 4.00% calculated and charged monthly in arrears. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Loan Agreement, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and inventory. The Loan Agreement also includes an Unused Line Fee Rate of 0.375% of the Credit Limit less all outstanding advances, which shall be paid on a monthly basis. Currently, our borrowing capacity is limited to our eligible receivables, pending consent from Biofrontera AG to allow Midcap to obtain title to Biofrontera Inc.’s inventory in the event of bankruptcy.

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

Factors that may cause such differences include, but are not limited to:

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the success of our principal licensed product Ameluz®;

●	the ability of Biofrontera Pharma, Biofrontera Bioscience and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●	the ability of our licensors or our licensors’ manufacturing partners, as applicable, to supply Ameluz®, BF-RhodoLED® lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our licensors to successfully defend or enforce patents related to our licensed products;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	the impact of legislative and regulatory changes;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy;

●	our success in achieving profitability;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	the effect of the COVID-19 global pandemic, including mitigation efforts and economic effects;

●	our ability to retain and recruit key personnel;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any other filings with the SEC.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Overview

Biofrontera Inc (the “Company”). is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH, a limited liability company organized under the laws of Germany. Our subsidiary, Bioi-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

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

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States. under an exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc.(“Cutanea”).

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

We believe that important measures of our results of operations include product revenue, operating income (loss) and adjusted EBITDA (a non-U.S. GAAP measure as defined below). Our sole source of product revenue is sales of products that we license from certain related and unrelated companies. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on licensed product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage, and overhead cost management.

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

COVID-19

The COVID-19 global pandemic still affects our business and presents challenges. However, we are optimistic that our business will continue to thrive throughout 2023 as a result of the COVID-19 Public Health Emergency (PHE) sunsetting on May 11, 2023. However, the ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will continue to be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product. Although we have inventory of Xepi® on hand, we expect a delay in further shipments of Xepi® for the next 8 to 12 months. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and BF-RhodoLED®.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, primarily relate to the services provided by our significant stockholder, Biofrontera AG, for IT support, and pharmacovigilance. In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that supersede the applicable provisions of the 2016 Services Agreement. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including IT and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. As of March 31, 2023, we have migrated most of our significant IT services from Biofrontera AG to third party providers.

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and is re-measured at each reporting date, with changes in fair value presented in the consolidated statement of operations, until the contingency is resolved.

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

Change in Fair Value of Investment in Equity Securities

Our investments are comprised of equity securities in shares of Biofrontera AG, which are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statement of operations.

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

Other Income (Expense), net

Other income (expense), net primarily includes (i) gain (loss) on sale of leased assets and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Three Months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

(in thousands)	2023	2022	Change

Product revenues, net	$8,715	$9,736	$(1,021)
Related party revenues	18	15	3
Revenues, net	8,733	$9,751	(1,018)

Operating expenses:
Cost of revenues, related party	4,547	4,975	(428)
Cost of revenues, other	51	175	(124)
Selling, general and administrative	9,800	7,616	2,184
Selling, general and administrative, related party	27	95	(68)
Change in fair value of contingent consideration	(200)	-	(200)
Total operating expenses	14,225	12,861	1,364
Loss from operations	(5,492)	(3,110)	(2,382)
Change in fair value of warrant liabilities	1,028	8,711	(7,683)
Change in fair value of investments	(2,941)	-	(2,941)
Interest expense, net	(35)	(33)	(2)
Other income (expense), net	(33)	23	(56)
Loss before income taxes	(7,473)	5,591	(13,064)
Income tax expenses	5	30	(25)
Net income (loss)	$(7,478)	$5,561	$(13,039)

Product Revenue, net

Net product revenue was $8.7 million and $9.8 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $1.02 million, or 10.5%, This decrease is driven by a higher volume of Ameluz revenue in Q1 2022 caused by customer buy-in prior to a price increase on April 1, 2022. Unlike 2022, the Company did not increase the price of Ameluz in 2023, and therefore did not see a similar buy-in effect from customers anticipating a price increase.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $4.5 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $0.4 million, or 8.6%, which was driven by the decrease in Ameluz product revenue. Cost of revenues, related party, is directly correlated to the selling price of Ameluz under the Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.8 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $2.2 million, or 28.7%. The increase was primarily driven by $1.2 million of increased personnel cost due to increased headcount primarily in the sales team as well as $1.0 million of increased legal expenses resulting primarily from a legal settlement.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $7.7 million for three months ended March 31, 2023. The change in fair value of warrant liabilities was driven by changes in the underlying value of the common stock.

Change in fair value of investments in equity securities

The change in fair value of investments in equity securities was a decrease of $2.9 million, driven by changes in the quoted market price of the common stock of Biofrontera AG.

Net Income (Loss) to Adjusted EBITDA Reconciliation for the Three Months Ended March 31, 2023 and 2022

We define adjusted EBITDA as net income or loss before interest income and expense, income taxes, depreciation and amortization, and other non-operating items from our consolidated statements of operations as well as certain other items considered outside the normal course of our operations specifically described below. Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our definition of adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income/(loss), cash flows from operating activities or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Change in fair value of contingent consideration: Pursuant to the Share Purchase Agreement, the profits from the sale of Cutanea products will be shared equally between Maruho and Biofrontera until 2030. The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and is re-measured at each reporting date, with changes in fair value presented within the consolidated statements of operations. We exclude the impact of the change in fair value of contingent consideration as this is non-cash.

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

Change in fair value of investment in equity securities: The Company accounts for its investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statements of operations. We exclude the impact of the change in fair value of investments as this is non-cash.

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

We use adjusted EBITDA to measure our performance from period to period and to compare our results to those of our competitors. In addition to adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-U.S. GAAP financial information is viewed with U.S. GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

The below table presents a reconciliation from net income (loss) to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(7,478)	$5,561
Interest expense, net	35	33
Income tax expenses	5	30
Depreciation and amortization	266	131
EBITDA	(7,172)	5,755

Change in fair value of contingent consideration	(200)	-
Change in fair value of warrant liabilities	(1,028)	(8,711)
Change in fair value of investments	2,941	-
Legal settlement expenses	1,118	-
Stock based compensation	351	517
Adjusted EBITDA	$(3,990)	$(2,439)
Adjusted EBITDA margin	-45.7%	-25.0%

Adjusted EBITDA

Adjusted EBITDA decreased from ($2.4) million during the three months ended March 31, 2022 to ($4.0) million for the three months ended March 31, 2023 driven by an increase in personnel costs and lower revenues. Our adjusted EBITDA margin decreased from (25%) to (45.7%) during the same periods.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, and cash flows from equity financing transactions received in 2022. As of March 31, 2023, we had cash and cash equivalents of $13.5 million, compared to $17.2 million as of December 31, 2022.

Since we commenced operations in 2015, we have generated significant losses. For the three months ended March 31, 2023 and 2022, we incurred loss from operations of $5.5 million and $3.1 million, respectively. We incurred net cash outflows from operations of $3.7 million and $2.1 million, for the same periods, respectively. We had an accumulated deficit as of March 31, 2023 of $87.0 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including facility and auto leases (see Note 21, Commitments and Contingencies), Maruho start-up cost financing repayments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.5 million. Long-term material cash requirements include potential milestone payments to Ferrer Internacional S.A, and contingent consideration payments to Maruho connected with Xepi sales (See Note 21. Commitments and Contingencies).

Additionally, we expect to continue to incur operating losses due to significant discretionary sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of our licensed products in the United States. We also expect to incur additional expenses to add and improve operational, financial and information systems and personnel, including personnel to support our product commercialization efforts. In addition, we expect to incur costs to continue to comply with corporate governance, regulatory reporting and other requirements applicable to us as a public company in the U.S.

These factors raise doubt about our ability to continue as a going concern, which we have determined are mitigated by the following plans. Based on current operating plans and financial forecasts, we expect that our revolving line of credit and expected proceeds from the sale of our investment in Biofrontera AG in addition to our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of issuance of our financial statements. However, we expect to have to obtain either equity or additional debt financing to support our future long-term growth and to mitigate the risk of our operating costs significantly exceeding the amounts currently estimated. If our current operating plans or financial forecasts change, or we are unable to obtain additional financing or the proceeds from the sale of our holdings in Biofrontera AG is lower than expected or we are not able to complete the sale within our planned timeline, we may need to reduce the discretionary spend on promotional expenses, branding, marketing consulting and defer some hiring. While we expect to continue being flexible in our spending over the next twelve months, we do not consider there to be a need to significantly revise our operations currently.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz®;

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space;

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit- sharing payments to Maruho in connection with the Cutanea acquisition; and

●	the ability to collect a receivable of $3.7 million from Biofrontera AG (in accordance with the Settlement Allocation Agreement) for reimbursement of legal settlement payments to be made on their behalf for which both parties are jointly and severally liable.

We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(3,689)	$(2,112)
Net cash used in investing activities	(14)	(5)
Net decrease in cash and restricted cash	$(3,703)	$(2,117)

Operating Activities

During the three months ended March 31, 2023, operating activities used $3.7 million of cash, primarily resulting from our loss from operations of $5.5 million, adjusted for non-cash expense of stock-based compensation of $0.4 million, non-cash interest expense of $0.1 million, and depreciation and amortization in the aggregate of $0.3 million, and net cash used by changes in our operating assets and liabilities of $1.4 million, offset by change in fair value of contingent consideration of $0.2 million.

During the three months ended March 31, 2022, operating activities used $2.1 million of cash, primarily resulting from our loss from operations of $3.1 million, adjusted for non-cash expense of stock-based compensation of $0.5 million, non-cash interest expense of $0.1 million, and depreciation and amortization in the aggregate of $0.1 million and net cash used by changes in our operating assets and liabilities of $0.3 million.

Investing Activities

During the three months ended March 31, 2023 net cash used in investing activities consisted of the purchase of machinery & computer equipment.

During the three months ended March 31, 2022, net cash used in investing activities consisted of the purchase of computer equipment.

Financing Activities

During the three months ended March 31, 2023 and 2022, there was no net cash provided by or used in financing activities.

Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States, or U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the value of assets and liabilities, as well as contingent assets and liabilities, as reported on the balance sheet date, and revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of a degree of judgment are appropriate relate to fair value measurements of contingent consideration, warrant liabilities, and stock compensation. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” our Annual Report on Form 10-K.

Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting estimates for the three months ended March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 21 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. However, you should carefully consider the “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Pursuant to the Commitment Letter with MidCap Business Credit LLC (“MidCap”) previously disclosed in Item 9B of our Annual Report on Form 10-K, on May 8, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap, providing us with a revolving line of credit in the aggregate principal amount of up to $6.5 million, subject to a borrowing base and an availability block. The Loan Agreement allows us to request advances thereunder and to use the proceeds of such advances for working capital purposes until the maturity date of May 8, 2026. The Loan Agreement is secured by a lien on substantially all of the assets of the Company, subject to customary exceptions.

Advances under the Loan Agreement shall bear interest at the 30-Day Adjusted Term SOFR Rate, set monthly on the first day of the month based on 30-Day Term SOFR plus a spread adjustment of 15 basis points and subject to a floor of 2.25%, plus 4.00% calculated and charged monthly in arrears. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Loan Agreement, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and inventory , and a block on such availability in the amount of $650,000 (the “Availability Block”). The Loan Agreement also includes an Unused Line Fee Rate of 0.375% of the Credit Limit (as defined in the Loan Agreement) less all outstanding advances, which shall be paid on a monthly basis.

The Loan Agreement also provides for the issuance of letters of credit with a $250,000 sublimit. We do not currently have any letters of credit outstanding.

The Loan Agreement includes customary covenants, including limitations on liens, indebtedness, restricted payments and a financial maintenance covenant requiring maintenance of minimum revenue from our licensed product Ameluz® tested on a quarterly basis. In addition, at our election, we may remove the Availability Block by electing to become subject to a minimum EBITDA (as defined in the Loan Agreement) maintenance financial test, to be tested quarterly following such election. The Loan Agreement also contains customary events of default provisions.

The Loan Agreement may be terminated prior to its maturity date, (i) by MidCap as a result of the occurrence of an Event of Default (as defined in the Loan Agreement) or (ii) by us at any time upon thirty days written notice, subject to an early termination fee in certain circumstances. If the Loan Agreement is terminated by the Lender following the occurrence of an Event of Default or if we terminate the Loan Agreement more than sixty days before the third anniversary of the Loan Agreement, we are required to pay an early termination fee of up to $150,000 according to the formula for the early termination fee set forth in the Loan Agreement.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, a copy of which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

4.1	Amendment No. 1 to the Stockholder Rights Agreement, dated as of April 26, 2023, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 28, 2023).

10.1*#†	Settlement Agreement dated April 11, 2023 between Biofrontera Inc., Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG

10.2*	Commitment Letter dated as of March 9, 2023 between the Company and MidCap Business Credit LLC.

10.3*#	Loan and Security Agreement, dated as of May 8, 2023, between the Company, as Borrower, and MidCap Business Credit LLC, as Lender.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
†	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
#	The schedules (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: May 12, 2023	By:	/s/ Erica L. Monaco
	Name:	Erica L. Monaco
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ E. Fred Leffler
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

