Form 10-Q
period 2023-06-30
Biofrontera Inc.
filed 2023-08-11
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BFRI	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC
Warrants to purchase common stock	BFRIW	The Nasdaq Stock Market LLC

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

As of August 9, 2023 there were 1,367,628 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,453	$17,208
Investment, related party	5,935	10,548
Accounts receivable, net	2,193	3,748
Other receivables, related party	4,001	3,658
Inventories, net	14,785	7,168
Prepaid expenses and other current assets	929	810

Total current assets	32,296	43,140

Other receivables long term, related party	-	2,813
Property and equipment, net	175	204
Operating lease right-of-use assets	1,107	1,375
Intangible asset, net	2,823	3,032
Other assets	504	320

Total assets	$36,905	$50,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,243	1,278
Accounts payable, related parties	4,657	1,312
Acquisition contract liabilities, net	7,121	6,942
Operating lease liabilities	489	498
Accrued expenses and other current liabilities	10,736	10,864
Line of credit	1,106	-

Total current liabilities	25,352	20,894

Long-term liabilities:
Acquisition contract liabilities, net	2,300	2,400
Warrant liabilities	1,440	2,843
Operating lease liabilities, non-current	600	848
Other liabilities	40	21

Total liabilities	29,732	27,006

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common Stock, $0.001 par value, 15,000,000 shares authorized; 1,367,628 and 1,359,040 shares issued and outstanding as of June 30, 2023 and December 31, 2022	27	27
Additional paid-in capital	103,980	103,370
Accumulated deficit	(96,834)	(79,519)

Total stockholders’ equity	7,173	23,878

Total liabilities and stockholders’ equity	$36,905	$50,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Product revenues, net	$5,830	$4,441	$14,544	$14,177
Revenues, related party	18	16	36	31

Total revenues, net	5,848	4,457	14,580	14,208

Operating expenses
Cost of revenues, related party	2,772	2,402	7,319	7,377
Cost of revenues, other	116	152	167	327
Selling, general and administrative	11,456	9,669	21,254	17,285
Selling, general and administrative, related party	92	346	119	441
Research and development	11	-	11	-
Change in fair value of contingent consideration	100	(1,900)	(100)	(1,900)

Total operating expenses	14,547	10,669	28,770	23,530

Loss from operations	(8,699)	(6,212)	(14,190)	(9,322)

Other income (expense)
Change in fair value of warrants	375	5,371	1,403	14,082
Change in fair value of investment, related party	(1,482)	-	(4,424)	-
Interest expense, net	(79)	(38)	(114)	(71)
Other income, net	62	29	30	52

Total other income (expense)	(1,124)	5,362	(3,105)	14,063

Income (loss) before income taxes	(9,823)	(850)	(17,295)	4,741
Income tax expense	14	-	20	30

Net income (loss)	$(9,837)	$(850)	$(17,315)	$4,711

Income (loss) per common share:
Basic	$(7.23)	$(0.90)	$(12.73)	$5.24
Diluted	$(7.23)	$(0.90)	$(12.73)	$5.22

Weighted-average common shares outstanding:
Basic	1,360,739	941,175	1,359,894	898,444
Diluted	1,360,739	941,175	1,359,894	902,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, March 31, 2023	1,359,040	$27	$103,721	$(86,997)	$16,751
Issuance of shares for vested restricted stock units	8,588	-	-	-	-
Stock based compensation	-	-	259	-	259
Net loss	-	-	-	(9,837)	(9,837)
Balance, June 30, 2023	1,367,628	$27	$103,980	$(96,834)	$7,173

Balance, December 31, 2022	1,359,040	$27	$103,370	$(79,519)	$23,878
Issuance of shares for vested restricted stock units	8,588	-	-	-	-
Stock based compensation	-	-	610	-	610
Net loss	-	-	-	(17,315)	(17,315)
Balance, June 30, 2023	1,367,628	$27	$103,980	$(96,834)	$7,173

Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance March 31, 2022	855,238	$17	$90,717	$(73,318)	$17,416
Issuance of common stock and warrants under private placement, net of issuance costs	92,500	2	114	-	116
Issuance of shares for vested restricted stock units	2,835	-	-	-	-
Stock based compensation	-	-	551	-	551
Net loss	-	-	-	(850)	(850)
Balance, June 30, 2022	950,573	$19	$91,382	$(74,168)	$17,233

Balance, December 31, 2021	855,238	$17	$90,200	$(78,879)	$11,338
Issuance of common stock and warrants under private placement, net of issuance costs	92,500	2	114	-	116
Issuance of shares for vested restricted stock units	2,835	-	-	-	-
Stock based compensation	-	-	1,068	-	1,068
Net income	-	-	-	4,711	4,711
Balance, June 30, 2022	950,573	$19	$91,382	$(74,168)	$17,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:

Net income (loss)	$(17,315)	$4,711

Adjustments to reconcile net income (loss) to cash flows used in operations

Depreciation	44	54
Amortization of right-of-use assets	265	-
Amortization of acquired intangible assets	209	209
Change in fair value of investment, related party	4,424	-
Change in fair value of contingent consideration	(100)	(1,900)
Change in fair value of warrant liabilities	(1,403)	(14,082)
Stock-based compensation	610	1,068
Provision for inventory obsolescence	-	100
Provision for doubtful accounts	64	133
Non-cash interest expense	190	179

Changes in operating assets and liabilities:
Accounts receivable	1,491	1,650
Other receivables, related party	2,397	5,602
Prepaid expenses and other assets	(302)	3,698
Inventories	(7,617)	(4,449)
Accounts payable and related party payables	3,380	1,280
Operating lease liabilities	(255)	-
Accrued expenses and other liabilities	(107)	(240)

Cash flows used in operating activities	(14,025)	(1,987)

Cash flows from investing activities
Sales of equity investment, related party	178	-
Purchases of property and equipment	(14)	(36)

Cash flows provided by (used) in investing activities	164	(36)

Cash flows from financing activities
Proceeds from line of credit	5,700	-
Proceeds from issuance of common stock and warrants in private placement, net of issuance costs	-	9,391
Repayment of line of credit	(4,594)	-

Cash flows provided by financing activities	1,106	9,391

Net increase (decrease) in cash and cash equivalents	(12,755)	7,368
Cash, cash equivalents and restricted cash, at the beginning of the period	17,408	24,742

Cash, cash equivalents and restricted cash, at the end of the period	$4,653	$32,110

Supplemental disclosure of cash flow information
Interest paid	$-	$4
Income taxes paid, net	$-	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Biofrontera Inc (the “Company” or “Biofrontera”) is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection. In May 2023, the Company began research and development (“R&D”) activities to support PDT growth and will continue to opportunistically invest in these activities going forward. Our research and development program currently aims to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them allowing for easier product demonstrations and evaluations.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI”), a limited liability company organized under the laws of Germany. Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”) with Biofrontera Pharma (“Pharma”) GmbH and Biofrontera Bioscience GmbH (together the “Ameluz Licensor”).

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States under an exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc.(“Cutanea”). There has been limited revenue during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further delays of our commercialization of the product. However, Ferrer is qualifying a new Contract manufacturer, Cambrex, which is expected to begin production early in 2024. Once the new third-party manufacturer is qualified, we expect the supply of Xepi® will meet future needs.

Liquidity and Going Concern

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, proceeds from the sale of our investment, related party, and cash flows from a revolving line of credit. As of June 30, 2023, we had cash and cash equivalents of $4.5 million and investment, related party of $5.9 million, compared to $17.2 million and $10.5 million as of December 31, 2022, respectively.

Since we commenced operations in 2015, we have generated significant losses. For the six months ended June 30, 2023 and 2022, we incurred loss from operations of $14.2 million and $9.3 million, respectively. We incurred net cash outflows from operations of $14.0 million and $2.0 million, for the same periods, respectively. We had an accumulated deficit as of June 30, 2023 of $96.8 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments (see Note 18. Commitments and Contingencies), Maruho start-up cost financing repayments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.4 million.

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

In connection with our assessment of going concern considerations under applicable accounting standards, the Company’s management has determined that, based on our growth plans, upcoming inventory purchases, and a final settlement payment, substantial doubt exists about our ability to continue as a going concern for at least one year from the date the unaudited condensed financial statements were issued.

The future viability of the Company is dependent on its ability to continue to execute its growth plan and raise additional capital or find alternative methods of financing to fund its operations until cash flow from operations is sufficient. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts. Accordingly, management has concluded that substantial doubt exists about the company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2023, the Company’s operating results for the three and six months ended June 30, 2023 and 2022, and the Company’s cash flows for the six months ended June 30, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies within the notes to financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2023 except for those noted below:

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to conduct research and development activities, and other operational costs related to the Company’s research and development activities.

Reverse Stock Split

On July 3, 2023 Biofrontera Inc. effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock, $0.001 par value (the “Common Stock”). The Common Stock began trading on the Nasdaq Capital Market on a post-split basis on July 5, 2023.

All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Stock Split as if it had been effective from the beginning of the earliest period presented, unless otherwise stated. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

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

In connection with this acquisition in 2019, we recorded the $7.3 million in start-up cost financing, a $1.7 million contract asset related to the benefit associated with the non-interest-bearing start-up cost financing and $6.5 million of contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho (see Note 18. Commitment and contingencies – Cutanea payments).

The contract asset related to the start-up cost financing is amortized on a straight-line basis using a 6.0% interest rate over the 57-month term of the financing arrangement, which ends on December 31, 2023. The contract asset is shown net of the related start-up cost financing within acquisition contract liabilities, net.

The contingent consideration was recorded at acquisition-date fair value using a Monte Carlo simulation with an assumed discount rate of approximately 6.0% over the applicable term. The contingent consideration is recorded within acquisition contract liabilities, net. The amount of contingent consideration that could be payable is not subject to a cap under the agreement. The contingent consideration that could be payable was valued at $2.3 million with payments coming due May of 2028 through May 2030. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period utilizing a scenario-based method.

Acquisition contract liabilities, net consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Short-term acquisition contract liabilities:
Start-up cost financing	7,300	7,300
Contract asset	(179)	(358)
Acquisition contract liabilities, net	$7,121	$6,942

Long-term acquisition contract liabilities:
Contingent consideration	$2,300	$2,400

Total acquisition contract liabilities:
Contingent consideration	$2,300	$2,400
Start-up cost financing	7,300	7,300
Contract asset	(179)	(358)
Total acquisition contract liabilities, net	$9,421	$9,342

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	June 30, 2023	December 31, 2022
Assets:
Investment, related party	1	$5,935	$10,548
Liabilities:
Contingent Consideration	3	$2,300	$2,400
Warrant liability – 2022 Purchase Warrants	3	$668	$1,129
Warrant liability - 2022 Inducement Warrants	3	$772	$1,714

Investment, related party

As of June 30, 2023 and December 31, 2022, the Company had 6,280,396 and 6,446,946, respectively of common shares of Biofrontera AG, a significant shareholder. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices. See Note 13, “Related Party Transactions”.

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

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2022	$2,400
Change in fair value of contingent consideration	(100)
Balance at June 30, 2023	$2,300

Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	(1,900)
Balance at June 30, 2022	$4,300

Warrant Liabilities

The warrant liabilities are comprised of (i) a warrant to purchase 170,950 shares of common stock issued in a private placement on May 16, 2022, expiring five and one-half years after the issue date and with an exercise price of $55.40 per share (the “Purchase Warrants”) and (ii) a warrant to purchase 214,286 shares of common stock issued on July 26, 2022, expiring on December 1, 2026 with an exercise price of $33.20 per share (the “Inducement Warrants”), were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations.

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

The fair value at June 30, 2023 was estimated using a Black-Scholes pricing model based on the following assumptions:

	Purchase	Inducement
Stock price	$10.40	$10.40
Expiration term (in years)	4.38	3.42
Volatility	90.0%	85.0%
Risk-free Rate	4.20%	4.37%
Dividend yield	0.0%	0.0%

The following table presents the changes in the warrant liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2023	2022
Fair value at beginning of period	$2,843	$12,854
Issuance of new derivative liabilities	-	9,274
Change in fair value of warrant liability	(1,403)	(14,082)
Fair value at end of period	$1,440	$8,046

5. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience GmbH (“Bioscience”) for BF-RhodoLED® leasing and installation service. Refer to Note 13, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	5	380	11	129	525
Credit or payments made during the period	(5)	(300)	(20)	(115)	(440)
Balance at June 30, 2022	$43	$181	$39	$68	$331

Balance at December 31, 2022	$48	$9	$5	$20	$82

Provision related to current period sales	3	62	3	134	202
Credit or payments made during the period	-	(71)	(2)	(59)	(132)
Balance at June 30, 2023	$51	-	6	95	152

6. Investment, Related Party

As of June 30, 2023 and December 31, 2022, our investment in equity securities consisted solely of 6,280,396 and 6,446,946, respectively of common shares of Biofrontera AG, a significant shareholder. See Note 13. Related Party Transactions. Of these shares, 3,377,346 are not fully in our control to vote or dispose of as we see fit as they are not held in a brokerage account registered in our name, however, we are currently engaged with advisors to transfer such shares to our brokerage account. Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the consolidated statements of cash flows, we received proceeds from sales of equity securities of approximately $0.2 million during the six months ended June 30, 2023.

Unrealized gains and losses on investment, related party are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Net losses recognized during the period on equity securities	$(1,482)	$-	$(4,424)	$-
Less: Net losses recognized during the period on equity securities sold	75	-	75	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(1,407)	$-	$(4,349)	$-

7. Accounts Receivable, net

Accounts receivables are mainly attributable to the sale of Ameluz®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending primarily on delinquency status, and fixed reserve percentages are established for each pool of trade accounts receivables.

The allowance for credit losses was $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

8. Other Receivables, Related Party

As of June 30, 2023 the Company has a receivable of $4.0 million due from related parties of which $3.7 million is due from Biofrontera AG for its 50% share of the balance of a legal settlement (see Note 18. Commitments and Contingencies – Legal proceedings) for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement (“Allocation Agreement”) entered into on December 9, 2021 and as amended on March 31, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. The Allocation Agreement, as amended, provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). As such, no reserve for the receivable was deemed necessary as of June 30, 2023 or December 31, 2022.

9. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(1,777)	(1,568)
Intangible asset, net	$2,823	$3,032

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In June 2023, upon receiving notification of complications with renewing the marketing authorization of the Xepi® product linked to the bankruptcy of the former contract manufacturer, we deemed it necessary to assess the recoverability of our Xepi® asset group. Future cash flows were estimated over the expected remaining useful life of the asset group, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying amount of the asset group.

The Company did not recognize any impairment charges during the three and six months ended June 30, 2023 and 2022.

10. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution. At June 30, 2023, approximately $4.2 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the consolidated statements of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,453	$17,208
Long-term restricted cash	200	200
Total cash, cash equivalent, and restricted cash shown on the consolidated statements of cash flows	$4,653	$17,408

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Legal settlement (See note 18)	$6,094	$6,207
Employee compensation and benefits	2,816	2,850
Professional fees	1,163	1,353
Product revenue allowances and reserves	152	82
Other	511	372
Total	$10,736	$10,864

12. Line of Credit

On May 8, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Business Credit LLC, providing us with a revolving line of credit in the aggregate principal amount of up to $6.5 million, subject to a borrowing base and an availability block, with a maturity date of May 8, 2026. The Loan Agreement is secured by a lien on substantially all of the assets of the Company, subject to customary exceptions.

Advances under the Loan Agreement bear interest at the 30-Day Adjusted Term Secured Overnight Financing Rate (“SOFR Rate”), set monthly on the first day of the month based on 30-Day Term SOFR plus a spread adjustment of 15 basis points and subject to a floor of 2.25%, plus 4.00% calculated and charged monthly in arrears. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Loan Agreement, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and inventory, and a block on such availability in the amount of $650,000. Currently, our borrowing capacity is limited to our eligible receivables, pending consent from Biofrontera AG to allow Midcap to obtain title to Biofrontera Inc.’s inventory in the event of bankruptcy. The borrowing base is up to 85% of accounts receivable, plus the least of (a) $3.3 million, (b) 50% of inventory, and (c) 85% of accounts receivable, less borrowing base reserve, if any, as defined in the Loan Agreement. The Loan Agreement also includes an Unused Line Fee Rate of 0.375% of the Credit Limit less all outstanding advances, which shall be paid on a monthly basis.

The interest rate as of June 30, 2023 was 5.31% and interest expense for the six months ended June 30, 2023 was negligible. The Company recorded approximately $0.2 million of costs related to the line of credit as an asset to be amortized on a straight-line basis over the term of the line of credit. The Company recognized minimal amortization expense in connection with this Line of Credit for the six months ended June 30, 2023, which is recorded as interest expense on the accompanying consolidated statement of operations.

13. Related Party Transactions

License and Supply Agreement

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

Purchases of the licensed products during the three and six months ended June 30, 2023 were $10.4 million and $13.7 million, respectively, and $6.2 million and $11.5 million, respectively for the three and six months ended June 30, 2022. The purchases were recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Pharma as of June 30, 2023 and December 31, 2022 were $4.7 million and $1.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that will replace the applicable provisions of our previous intercompany services agreement dated January 1, 2016, or 2016 Services Agreement, by and among us, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, enabling us to continue to use the IT resources of Biofrontera AG and its wholly owned subsidiaries (the “Biofrontera Group”) as well as providing access to the Biofrontera Group’s resources with respect to quality management, regulatory affairs and medical affairs. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, and pharmacovigilance, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. As of June 30, 2023, we have migrated away from Biofrontera AG to third party providers for most of our significant IT services. Expenses related to the service agreement were $0.1 million for the three and six months ended June 30, 2023 and $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively. These expenses were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the service agreement as of June 30, 2023 and December 31, 2022 were $0.2 million and $0.2 million, respectively, which were offset against other receivables, related party in the consolidated balance sheet.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience GmbH (“Bioscience”) to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was minimal for the three and six months ended June 30, 2023 and 2022, and was recorded as revenues, related party. Amounts due from Bioscience for clinical lamp and other reimbursements were approximately $0.5 million and $0.1 as of June 30, 2023 and December 31, 2022, respectively, which were recorded as other receivables, related party in the consolidated balance sheets.

Others

The Company has recorded a receivable of $3.7 million and $6.4 million as of June 30, 2023 and December 31, 2022, respectively, due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. See Note 8. Other Receivables, Related Party. There was no interest income recognized for the six months ended June 30, 2023 and $0.1 million of interest income for the six months ended June 30, 2022, in connection with this receivable.

As of June 30, 2023, our investment, related party is valued at $5.9 million and consists of 6,280,396 common shares of Biofrontera AG, a significant shareholder of the Company. Of these shares, 3,377,346 are not fully in our control to vote or dispose of as we see fit as they are not held in a brokerage account registered in our name, however, we are currently engaged with advisors to transfer such shares to our brokerage account.

14. Stockholders’ Equity

Under the Company’s amended and restated certificate of incorporation, dated December 21, 2020, the Company is authorized to issue 15,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $.001 per share. See Note 20. Subsequent Events for information and disclosures relating to adjustments related to the Reverse Stock Split.

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

15. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board of Directors adopted and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan). Under the original 2021 Plan, 137,500 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2021 Plan. On December 12, 2022, the 2021 Plan was amended by our stockholders and the number of shares authorized for awards under the 2021 Plan was increased by 129,490 to 266,990. As of June 30, 2023, there were 152,301 shares available for future awards under the amended 2021 Plan. See Note 20. Subsequent Events for information and disclosures relating to adjustments related to the Reverse Stock Split.

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

The Company recognizes the grant-date fair value of share-based awards granted as compensation expense on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the time of grant using the Black-Scholes (“BSM”) option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield. The Company elects to account for forfeitures as they occur.

The fair value of each option was estimated on the date of the grant using the BSM option pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected volatility	70% - 95%	55% - 65%
Expected term (in years)	6.0	5.24 -6.0
Risk-free interest rate	3.5% - 3.9%	1.79% - 2.90%
Expected dividend yield	0.0%	0.0%

Share-based compensation expense of approximately $0.2 million and $0.4 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the three and six months ended June 30, 2023, respectively and $0.2 million and $0.3 million for the three and six months ended June 30, 2022.

Options outstanding and exercisable under the employee share option plan as of June 30, 2023 and a summary of option activity during the six months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2022	86,951	$62.16
Granted	22,477	$13.98
Exercised	-	$-
Canceled or forfeited	(20,419)	$54.14
Outstanding at June 30, 2023	89,009	$51.84	8.65	$13
Exercisable at June 30, 2023	26,042	$64.95	7.54	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at June 30, 2023.

As of June 30, 2023, there was $1.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense of $0.1 million and $0.2 million for the RSUs for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2022 and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	17,176		$		$52.2
Awarded	-		$		$-
Vested	(8,588)		$		$52.2
Canceled or forfeited	(3,817)		$		$-
Outstanding at June 30, 2023	4,771	0.88		$50	$52.2

As of June 30, 2023, there was $0.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

16. Interest Expense, net

Interest expense, net consists of the following:

	For three months ended June 30,		For six months ended June 30,
(in thousands)	2023	2022	2023	2022

Interest expense	$(32)	$(3)	$(33)	$(7)
Contract asset interest expense	(89)	(89)	(179)	(179)
Interest income – related party	40	53	94	110
Interest income – other	2	1	4	5
Interest expense, net	$(79)	$(38)	$(114)	$(71)

Interest expense is comprised primarily of interest on our Loan and Security Agreement with MidCap Business Credit LLC.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(9,837)	$(850)	$(17,315)	$4,711

Shares:
Basic weighted average common shares outstanding	1,360,739	941,175	1,359,894	898,444
Add: Effect of dilutive securities
Stock options and restricted stock units	-	-	-	3,765
Diluted weighted average common shares outstanding	1,360,739	941,175	1,359,894	902,209

Net earnings (loss) per share:
Basic	$(7.23)	$(0.90)	$(12.73)	$5.24
Diluted	$(7.23)	$(0.90)	$(12.73)	$5.22

The following table sets forth the weighted average of securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

June 30,	2023	2022
Common stock warrants	1,877,630	1,806,202
Common stock options and RSUs	106,034	42,428
Unit Purchase Options	20,182	20,182

Common stock warrants include Purchase Warrants, Inducement Warrants and warrants issued in the Initial Public Offering.

18. Commitments and Contingencies

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

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through September 2025.

The components of lease expense for the three and six months ended June 30, 2023 were as follows (in thousands except lease term and discount rate):

Lease expense	Operating Leases
Amortization of ROU assets (operating lease cost)	$265
Interest on lease liabilities	37
Total lease expense	$302

Other Information
Operational cash flow used for operating leases	$293
Weighted -average remaining lease term (in years)	2.08
Weighted -average discount rate	6.31%

Future lease payments under non-cancelable leases as of June 30, 2023 were as follows (in thousands):

Years ending December 31,	Future lease commitments
2023	$270
2024	541
2025	350
Total future minimum lease payments	1,161
Less imputed interest	(72)
Total lease liability	$1,089

Reported as:
Operating lease liability, current	$489
Operating lease liability, non-current	600
Total	$1,089

Cutanea payments

We have a contract in which we agreed to repay to Maruho $3.6 million on December 31, 2022 and $3.7 million on December 31, 2023 in start-up cost financing paid to us in connection with the Cutanea acquisition.

We have filed for arbitration against Maruho with the International Chamber of Commerce (“ICC”) regarding issues with Maruho’s contract manufacturer that were not disclosed at the time of the Share Purchase Agreement and therefore are withholding the repayment of the start-up cost financing until a decision is reached through the arbitration process. The arbitration notes that Maruho breached the agreement with Cutanea due to undisclosed manufacturing issues and seeks damages as well as a declaration that we are not obligated to repay Maruho.

We are also obligated to share product profits with Maruho equally from January 1, 2020 through October 30, 2030. Refer to Note 3, Acquisition Contract Liabilities.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No Xepi® milestones have been achieved as of the financial statement filing date.

Settlement Agreement with Biofrontera AG

Pursuant to the terms of that certain Settlement Agreement, dated as of April 11, 2023, among the Company, Biofrontera AG and certain current and former directors of the Company (the “Settlement Agreement”), the Company has committed, among other things, to take the following actions:

●	the Company will appoint as a Class I Director a director nominated by Biofrontera AG. See Note 20. Subsequent Events – New Board Member for details regarding the new appointment.
●	the Company will begin a search, pursuant to the conditions set forth in the Settlement Agreement including a strike right granted to the aforementioned director nominated by Biofrontera AG, for an additional director candidate, who is fully independent from Biofrontera AG, Deutsche Balaton Aktiengesellschaft (“DB”) and any of their respective affiliates, to be nominated for election as a Class II Director at the Company’s 2023 annual meeting of stockholders;
●	the Board will increase its size to seven members, including the two directors appointed and elected pursuant to the Settlement Agreement.

In addition, the Settlement Agreement contains provisions to maintain Biofrontera AG’s representation on the Board of Directors as long as it holds at least 20% of the Company’s outstanding common stock   and to limit further increases in the size of the Board of Directors or changes to the Company’s stockholder rights plan. Under the Settlement Agreement, Biofrontera AG also agrees, subject to certain conditions, to vote in support of the directors nominated by, and the proposals recommended by, the Board of Directors.

Licensing Agreement with Optical Tools

On December 2, 2022, the Company entered into the technology transfer agreement with Optical Tools LLC (“Optical Tools”), and Stephen Tobin and Paul Sowyrda (the “Agreement”). The Agreement allowed for the transfer of the assigned patents and trademarks, and upon notification by the Company to Optical Tools, the research and development of certain prototypes. The Company paid a licensing fee of $0.2 million which was expensed during the year ended December 31, 2022.

On May 28, 2023, the Company authorized Optical Tools to design, develop, manufacture, and deliver at least two portable photodynamic therapy lamp prototypes (“PDT Device”) using the technology in the assigned patents. The PDT Device provides illumination, based on different light profiles, to the external skin surface of the human body. The Company shall reimburse Optical Tools for all reasonable out-of-pocket, material and labor costs per the agreement.

As part of the Agreement, Optical Tools will be eligible to receive regulatory and sales milestone payments totaling up to $1.0 million, and royalties of up to 3% of net revenue of certain products developed under this Agreement.

The Company did not make any milestone or royalty payments during the three or six months ended June 30, 2023 and 2022, respectively.

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

While Biofrontera AG has agreed to pay fifty percent of the settlement costs, we remain jointly and severally liable to DUSA Pharmaceuticals Inc. (“DUSA”) for the full cash settlement amount, meaning that in the event Biofrontera AG does not pay all or a portion of the amount it owes under the Agreement, DUSA could compel us to pay Biofrontera AG’s share. If either we or Biofrontera AG violates the terms of the settlement agreement, we or Biofrontera AG may be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of June 30, 2023, we have reflected a legal settlement liability in the amount of $6.1 million for the remaining payments due under the settlement, including the estimated remaining cost of the forensic expert and a related receivable from related party of $3.7 million for the remaining legal settlement costs to be reimbursed in accordance with the Settlement Allocation Agreement, which provided that the settlement payments, including the cost of the forensic expert, would first be made by the Company and then reimbursed by Biofrontera AG for its share. Pursuant to the Settlement Agreement, if DUSA believes Biofrontera has violated any terms of the settlement and release agreement, the parties must engage in certain alternative dispute resolution activities, including a meeting between company representatives and non-binding mediation before a court action can be initiated.

19. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company matches 50% of employee contributions up to a maximum of 6% of employees’ salary.

Matching contribution costs paid by the Company were $0.1 million and negligible for the three months ended June 30, 2023 and 2022, and $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

20. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of June 30, 2023 through the date this Quarterly Report on Form 10-Q was submitted to the SEC.

Reverse Stock Split

On June 28, 2023, the Company, filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to (i) effect the Reverse Stock Split of the Company’s Common Stock, and (ii) effect a related proportional reduction in the number of the Company’s authorized shares of Common Stock from 300,000,000 to 15,000,000 (the “Authorized Share Reduction”).

Pursuant to the Amendment, the Reverse Stock Split and Authorized Share Reduction was effective at 11:59 p.m. on July 3, 2023 (the “Split Effective Time”), and the Common Stock began trading on the Nasdaq Capital Market on a post-split basis on July 5, 2023. The par value and other terms of the Common Stock were not affected.

Following the Split Effective Time, every 20 shares of Biofrontera Inc. common stock issued and outstanding were automatically combined and reclassified into one share of common stock. Outstanding equity-based awards, warrants and other equity rights were proportionately adjusted pursuant to their terms and the number of shares authorized and reserved for issuance upon vesting of restricted stock units or exercise of stock options and warrants were reduced proportionately. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise hold a fractional share as a result of the Reverse Stock Split received an additional share of common stock.

Under the terms of the applicable warrant agreement, the number of shares of Common Stock issuable on exercise of each warrant will be proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 20 shares of Common Stock that may be purchased pursuant to the exercise of public warrants now represents one share of Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “BFRIW”, every 20 warrants will be exercisable for one share of Common Stock at an exercise price of $100.00 per share of Common Stock.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the rounding up of fractional shares).

New Board Member

On July 7, 2023, in connection with the Biofrontera AG settlement agreement, the board of directors of the Company appointed Heikki Lanckriet to the Board. Mr. Lanckriet will serve as a Class I Director to hold office for a term expiring at the annual meeting of the Company’s stockholders for fiscal year 2025. Mr. Lanckriet’s term as director began upon his appointment at the July 7, 2023 meeting.

Mr. Lanckriet was appointed to the Board upon the nomination of Biofrontera AG, a significant stockholder of the Company, pursuant to a settlement agreement dated as of April 11, 2023, between the Company, each member of its Board of Directors at that time and Biofrontera AG. See Note 18, “Commitments and Contingencies”.

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

Factors that may cause such differences include, but are not limited to:

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the success of our principal licensed product Ameluz®;

●	the ability of Biofrontera Pharma, Biofrontera Bioscience and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●	the ability of our licensors or our licensors’ manufacturing partners, as applicable, to supply Ameluz®, BF-RhodoLED® lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our licensors to successfully defend or enforce patents related to our licensed products;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	the impact of legislative and regulatory changes;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy;

●	our success in achieving profitability;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	the effect of the COVID-19 global pandemic, including mitigation efforts and economic effects;

●	our ability to retain and recruit key personnel;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Item 1A of Part II of this Quarterly Report on Form 10-Q and any other filings with the SEC.

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

Note About Reverse Stock Split

All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect our 1-for-20 reverse stock split as if it had been effective from the beginning of the earliest period presented, unless otherwise stated.

Overview

Biofrontera Inc (the “Company”). is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection. In May 2023, the Company began research and development (“R&D”) activities to support PDT growth and will continue to opportunistically invest in these activities going forward. Our research and development program currently aims to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them allowing for easier product demonstrations and evaluations.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-Fri”), a limited liability company organized under the laws of Germany. Our subsidiary, Bioi-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

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

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States. under an exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc.(“Cutanea”). There has been limited revenue during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further delays of our commercialization of the product. However, Ferrer is qualifying a new Contract manufacturer, Cambrex, which is expected to begin production early 2024.

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

COVID-19

The COVID-19 global pandemic still affects our business and presents challenges particularly regarding our supply chain. Although, we are optimistic that our business will continue to thrive throughout 2023 and beyond, the ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will continue to be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof.

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. In December 2021, we were notified by Ferrer of third-party manufacturing delays for the Xepi® product. Although we have inventory of Xepi® on hand, we expect a delay in further shipments of Xepi® for the next 6 to 12 months. Despite these delays, our total revenues will not be significantly impacted since the majority of our revenues are from sales of Ameluz®. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and BF-RhodoLED®.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, primarily relate to the services provided by our significant stockholder, Biofrontera AG, for IT support, and pharmacovigilance. In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work that supersede the applicable provisions of the 2016 Services Agreement. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including IT and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and Investor Relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. As of June 30, 2023, we have migrated most of our significant IT services from Biofrontera AG to third party providers.

Research and Development

Our current research and development programs aim to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team.

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

Change in Fair Value of Investment, Related Party

Our investment is comprised of equity securities in shares of Biofrontera AG, which are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations along with gains and losses on securities we sold during the period. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is also included in gains and losses in the consolidated statement of operations.

The Company may sell its equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

Interest Expense, net

Interest expense, net, primarily consists of amortization of the contract asset related to the start-up cost financing from Maruho under the Share Purchase and Transfer Agreement dated March 25, 2019 (as amended, the “Share Purchase Agreement”), and interest expense related to our Loan and Security Agreement with MidCap Business Credit LLC, offset by interest income of 6% per annum for each day that any reimbursement is past due related to the Amended Settlement Allocation Agreement with Biofrontera AG, and immaterial amounts of interest income earned on our financing of customer purchases of BF-RhodoLED® lamps.

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

Results of Operations

Comparison of the Three Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	Change

Product revenues, net	$5,830	$4,441	$1,389
Related party revenues	18	16	2
Revenues, net	5,848	$4,457	1,391

Operating expenses:
Cost of revenues, related party	2,772	2,402	370
Cost of revenues, other	116	152	(36)
Selling, general and administrative	11,456	9,669	1,787
Selling, general and administrative, related party	92	346	(254)
Research and development	11	-	11
Change in fair value of contingent consideration	100	(1,900)	2,000
Total operating expenses	14,547	10,669	3,878
Loss from operations	(8,699)	(6,212)	(2,487)
Change in fair value of warrant liabilities	375	5,371	(4,996)
Change in fair value of investment, related party	(1,482)	-	(1,482)
Interest expense, net	(79)	(38)	(41)
Other income (expense), net	62	29	33
Loss before income taxes	(9,823)	(850)	(8,973)
Income tax expenses	14	-	14
Net loss	$(9,837)	$(850)	$(8,987)

Product Revenue, net

Net product revenue was $5.8 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.4 million, or 31.3%. This increase is driven by a higher volume of Ameluz revenue in Q2 2023, caused in part by an expansion of our sales force in 2023, higher adoption of Ameluz by dermatologists, as well as the absence of a buy-in impact due to a price increase. Our price for Ameluz increased by 5% on April 1, 2022, causing dermatologists to accelerate their purchases of Ameluz in Q1 2022 prior to the price increase, some of which would typically be purchased in Q2 2022. We have not raised the price of Ameluz in 2023, and thus revenues in Q2 2023 were not impacted by the effects of a price increase.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party was $2.8 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.4 million, or 15.4%. This was driven by the increase in Ameluz product revenue. Cost of revenues, related party, is directly correlated to the selling price of Ameluz under the Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.5 million and $9.7 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.8 million, or 18.5%. The increase was primarily driven by $1.0 million of personnel costs, comprised of $0.5 million of increased salary due to higher headcount and $0.5 million of severance due to a reduction in force. These changes reflect a realignment of our workforce strategy to reduce selling, general and administrative costs and deploy some of these costs to revenue generating functions. The increase was further driven by $1.0 million of non-recurring legal expenses. These expenses were offset by a decrease of $0.2 million in business insurance.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $2.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $5.0 million for three months ended June 30, 2023. The change in fair value of warrant liabilities was driven primarily by changes in the underlying value of the common stock.

Change in fair value of investment, related party

The change in fair value of investment, related party was a decrease of $1.5 million, driven by changes in the quoted market price of the common stock of Biofrontera AG and losses on such securities we sold during the period.

Comparison of the Six Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

(in thousands)	2023	2022	Change

Product revenues, net	$14,544	$14,177	$367
Related party revenues	36	31	5
Revenues, net	14,580	$14,208	372

Operating expenses:
Cost of revenues, related party	7,319	7,377	(58)
Cost of revenues, other	167	327	(160)
Selling, general and administrative	21,254	17,285	3,969
Selling, general and administrative, related party	119	441	(322)
Research and Development	11	-	11
Change in fair value of contingent consideration	(100)	(1,900)	1,800
Total operating expenses	28,770	23,530	5,240
Loss from operations	(14,190)	(9,322)	(4,868)
Change in fair value of warrant liabilities	1,403	14,082	(12,679)
Change in fair value of investment, related party	(4,424)	-	(4,424)
Interest expense, net	(114)	(71)	(43)
Other income, net	30	52	(22)
Income (loss) before income taxes	(17,295)	4,741	(22,036)
Income tax expenses	20	30	(10)
Net Income (loss)	$(17,315)	$4,711	$(22,026)

Product Revenue, net

Net product revenue was $14.5 million and $14.2 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $0.4 million, or 2.6%. The increase was primarily driven by a higher volume of Ameluz sales in Q2 2023 due to the expansion of the sales team of $0.1 million, a higher average Ameluz selling price in 2023 of $0.1 million, and a higher volume of RhodoLED® lamp sales of $0.1 million.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.3 million and $17.3 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $4.0 million, or 23.0%. The increase was primarily driven by external legal expenses related to a legal settlement of $1.2 million, other non-recurring legal costs of $0.8 million, personnel-related expenses of $1.7 million which include expenses related to our expanded workforce offset by some non-customer facing roles, and sales travel related expenses of $0.3 million.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party were $0.1 million and $0.4 million for the six months ended June 30, 2023 and 2022. Related party expenses are based on statements of work issued under the Services Agreement with the Biofrontera Group. We currently have statements of work in place regarding IT, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services. The decrease is driven by the Company utilizing fewer IT services from the Biofrontera Group in the current year when compared to the prior year.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was a decrease of $1.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change in fair value of contingent consideration is driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement, which has decreased from the prior year.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $12.7 million for the six months ended June 30, 2022. The change in fair value of warrant liabilities was driven primarily by a decrease in the underlying value of our common stock.

Change in fair value of investment, related party

The change in fair value of investment related party was a decrease of $4.4 million, driven by changes in the quoted market price of the common stock of Biofrontera AG.

Net Income (Loss) to Adjusted EBITDA Reconciliation for the Three and Six Months Ended June 30, 2023 and 2022

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

Change in fair value of investment, related party: The Company accounts for its investment, related party in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statements of operations. We exclude the impact of the change in fair value of investments as this is non-cash.

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

The below table presents a reconciliation from net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(9,837)	$(850)	$(17,315)	$4,711
Interest expense, net	79	38	114	71
Income tax expense	14	-	20	30
Depreciation and amortization	253	132	518	263
EBITDA	(9,491)	(680)	(16,663)	5,075
Change in fair value of contingent consideration	100	(1,900)	(100)	(1,900)
Change in fair value of warrant liabilities	(375)	(5,371)	(1,403)	(14,082)
Change in fair value of investment, related party	1,482	-	4,424	-
Legal settlement expenses	107	261	1,225	313
Stock compensation expense	259	551	610	1,068
Adjusted EBITDA	$(7,918)	$(7,139)	$(11,907)	$(9,526)
Adjusted EBITDA margin	-135.4%	-160.2%	-81.7%	-67.0%

Adjusted EBITDA

Adjusted EBITDA decreased from ($7.1) million during the three months ended June 30, 2022 to ($7.9) million for the three months ended June 30, 2023. The decrease in Adjusted EBITDA is primarily driven by an increase in our selling, general, and administrative costs of $1.9 million, partially offset by increased revenues of $1.4 million, net of increased cost of revenues of $0.3 million.

Adjusted EBITDA decreased from ($9.5) million during the six months ended June 30, 2022 to ($11.9) million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA is primarily driven by an increase in selling, general and administrative of $2.9 million, due primarily to increased personnel costs related to increased headcount to expand key customer facing roles and severance agreements as part of a reduction in force. This is partially offset by an increase in our revenues of $0.4 million and a decrease in our cost of revenues of $0.2 million. We expect our revenues to continue to increase throughout the remainder of the year as our commercial team increases productivity after an expansion earlier in the year.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash collected from the sales of its products, proceeds from the sale of our investment, related party, and cash flows from a revolving line of credit. As of June 30, 2023, we had cash and cash equivalents of $4.5 million, compared to $17.2 million as of December 31, 2022.

Since we commenced operations in 2015, we have generated significant losses. For the six months ended June 30, 2023 and 2022, we incurred loss from operations of $14.2 million and $9.3 million, respectively. We incurred net cash outflows from operations of $14.0 million and $2.0 million, for the same periods, respectively. We had an accumulated deficit as of June 30, 2023 of $96.8 million.

The Company’s short-term material cash requirements include working capital needs and satisfaction of contractual commitments including facility and auto leases (see Note 18. Commitments and Contingencies), Maruho start-up cost financing repayments of $7.3 million (see Note 3. Acquisition Contract Liabilities), and legal settlement expenses after reimbursement from Biofrontera AG of $2.4 million.

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

In connection with our assessment of going concern considerations under applicable accounting standards, the Company’s management has determined that based on our growth plans, upcoming inventory purchases, and a final settlement payment, substantial doubt exists about our ability to continue as a going concern for at least one year from the date the unaudited condensed financial statements were issued.

The future viability of the Company is dependent on its ability to continue to execute its growth plan and raise additional capital or find alternative methods of financing to fund its operations until cash flow from operations is sufficient. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts. Accordingly, management has concluded that substantial doubt exists about the company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the costs of our commercialization activities for Ameluz®;

●	the extent to which we acquire or invest in licensed products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our licensed products;

●	the cost to fulfill our contractual obligations for various operating leases on vehicles and office space;

●	the ability to liquidate our investment in equity securities on a timely basis; and

●	the requirement to pay back $7.3 million of start-up cost financing to Maruho and make any contingent profit- sharing payments to Maruho in connection with the Cutanea acquisition.

We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(14,025)	$(1,987)
Net cash provided by (used) in investing activities	164	(36)
Net cash provided by financing activities	1,106	9,391
Net increase (decrease) in cash and restricted cash	$(12,755)	$7,368

Operating Activities

During the six months ended June 30, 2023, operating activities used $14.0 million of cash, primarily resulting from our loss from operations of $17.3 million, adjusted for non-cash expense of stock-based compensation of $0.6 million, non-cash interest expense of $0.2 million, depreciation and amortization in the aggregate of $0.5 million, and the change in fair value of investment, related party of $4.4 million, offset by net cash used by changes in our operating assets and liabilities of $1.0 million, the change in fair value of contingent consideration of $0.1 million and the change in fair value of warrant liabilities of $1.4 million.

During the six months ended June 30, 2022, operating activities used $2.0 million of cash, primarily resulting from our net income of $4.7 million, adjusted for non-cash expense of stock-based compensation of $1.1 million, $0.3 million depreciation and amortization, $0.2 million interest expense as well as $7.6 million of working capital changes which was offset by the change in fair value of warrant liabilities of $14.1 million and the change in fair value of contingent consideration of $1.9 million.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities consisted of the proceeds from the sales of equity investments, partially offset by the purchase of machinery & computer equipment.

During the six months ended June 30, 2022, net cash used in investing activities consisted of the purchase of computer equipment.

Financing Activities

During the six months ended June 30, 2023, net cash from financing activities consisted of a net $1.1 million of proceeds from our line of credit.

During the six months ended June 30, 2022, net cash from financing activities consisted of $9.4 million of proceeds from the sale of common stock and warrants in a private placement.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting estimates for the three months ended June 30, 2023.

Off-balance Sheet Arrangements

Other than those items reflected in Note 18. Commitments and Contingencies we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 18 - Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 13, 2023 (the “Form 10-K”). The following should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, our Form 10-K, and our other filings with the SEC before making investment decisions regarding our common stock.

The results of our research and development efforts are uncertain and there can be no assurance they will enhance the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and may also incur research and development expenditures to develop new products. The products we are developing and may develop in the future may not be technologically successful. At this time, we have limited internal research and development personnel, which makes us dependent on consulting relationships.

In addition, the length of our product development cycle may be greater than we originally expected, and we may experience delays in product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, the Company’s management has determined that our growth plans, upcoming inventory purchases and a final settlement payment to DUSA Pharmaceuticals, Inc. substantial doubt exists about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” were issued. The future viability of the Company is dependent on its ability to continue to execute its growth plan and raise additional capital or find alternative methods of financing to fund its operations. There can be no guarantee that the actions presently being taken by the Company will be successful in raising additional capital or finding alternative methods of financing. If the Company is not successful in these endeavors, it would likely have a material adverse effect on the Company’s business, results of operations and financial condition.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023

10.1*#	Confidential Settlement and General Release Agreement, dated as of May 25, 2023, between the Company and Erica Monaco

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: August 11, 2023	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

