Form 10-K
period 2023-12-31
Biofrontera Inc.
filed 2024-03-15
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO__________

COMMISSION FILE NUMBER 001-40943

BIOFRONTERA INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3765675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Presidential Way, Suite 330
Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip code)

(781) 245-1325

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	BFRI	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC
Warrants for common stock	BFRIW	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.2 million, based on the closing price of the registrant’s common stock.

As of March 11, 2024, there were 5,089,413 shares outstanding of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relative to the Annual Meeting of Stockholders for the year ended December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Biofrontera” and similar references refer to Biofrontera Inc. which includes its wholly owned subsidiary Bio-Fri GmbH (“Bio-FRI”). References in this Form 10-K to the “Biofrontera Group”, refer to Biofrontera AG and its consolidated subsidiaries, Biofrontera Pharma GmbH (individually, “Biofrontera Pharma”), Biofrontera Bioscience GmbH (individually “Biofrontera Bioscience”), Biofrontera Neuroscience GmbH, and Biofrontera Development GmbH. References in this Form 10-K to “Ferrer” refer to Ferrer Internacional S.A. References in this Form 10-K to “Licensors” refer collectively to Biofrontera Pharma, Biofrontera Bioscience and Ferrer. References in this Form 10-K to “Ameluz Licensor” refer collectively to Biofrontera Pharma and Biofrontera Bioscience. References in this Form 10-K to “Maruho” refer to Maruho Co., Ltd. References in this Form 10-K to “Cutanea” refer to Cutanea Life Sciences, Inc. As of December 31, 2023, Biofrontera AG owned 26.4% of our Common Stock. Accordingly, the entities in the Biofrontera Group are related parties to us.

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

You should read this Form 10-K and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make. Factors that could cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our licensed products;

●	changes in our relationship with our Licensors;

●	our Licensors’ ability to manufacture our licensed products;

●	our ability to expand, manage and maintain our direct sales and marketing organizations, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our licensed products if coverage, reimbursement and pricing from third-party payors for our products or procedures using our products significantly declines;

●	our Licensors’ ability to adequately protect their intellectual property and operate their business without infringing upon the intellectual property rights of others;

●	our ability to market, commercialize, achieve market acceptance for and sell our licensed products;

●	the fact that product quality issues or product defects may harm our business;

●	any product liability claims;

●	our ability to regain compliance with The Nasdaq Stock Market, LLC (“Nasdaq”) continued listing standards;

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of our Licensors’ research, development and preclinical studies and clinical trials for our licensed products and our Licensors’ ability to obtain the regulatory approvals necessary for the marketing of our licensed products in the United States;

●	any impact of extraordinary events, including those resulting from the sunsetting of the COVID-19 Public Health Emergency (“PHE”) on May 11, 2023; and

●	those risks listed in the sections of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K.

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

PART I

Item 1. Business

Overview

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics with PDT contribution to the largest amount of our business. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection.

In May 2023, we began research and development (“R&D”) activities to support PDT growth and will continue to opportunistically invest in these activities going forward. Our R&D program currently aims to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists. Our goal is to improve the effectiveness of our commercial team by allowing sales representatives to carry approved devices with them allowing for easier product demonstrations and evaluations.

Effective June 1, 2024, we will take control of all clinical trials relating to Ameluz® in the US, allowing for more effective cost management and direct oversight of trial efficiency.

Biofrontera Inc. includes its wholly owned subsidiary Bio-FRI GmbH, a limited liability company organized under the laws of Germany. Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Company Overview

We were formed in March 2015 as Biofrontera Inc., a Delaware corporation, and a wholly owned subsidiary of Biofrontera AG, a stock corporation organized under the laws of Germany. On November 2, 2021, we consummated our initial public offering and subsequently we ceased to be deemed a company controlled by Biofrontera AG. As of December 31, 2023, Biofrontera AG held 26.4% of the outstanding shares of our common stock. With our national commercial team, we generate revenue by selling our licensed products directly to dermatology offices and groups.

Employees

As of December 31, 2023, the company had 85 employees, of which 83 were full-time employees and two were part-time employees. Approximately 57% are focused on marketing and sales activities. Our commercial team covers the continental United States, and our headquarters is in Woburn, MA.

Significant customers

We have a wide and diverse customer base with no single customer dominating our revenues. At December 31, 2023, no customer represented more than 10% of the net accounts receivable balance. For the year ended December 31, 2023, no customer represented more than 10% of net revenues.

Our Strategy

Our principal objective is to improve patient outcomes by increasing the sales of our licensed products. The key elements of our strategy include the following:

●	expand our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp series for the treatment of minimally to moderately thick actinic keratoses of the face and scalp and positioning Ameluz® to be standard of care in the United States by focusing on acquisition of new customers and growth of the therapy in our current customer base;

●	expand sales of Xepi® for treatment of impetigo by improving the market positioning of the licensed product;

●	leverage the potential for future approvals and label extensions of our licensed portfolio products that are in the pipeline for the U.S. market through our license and supply agreements with the Licensors; and

●	opportunistically add complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

By executing these four strategic objectives, we will fuel company growth, deepen our trusted relationships in the dermatology community, and above all, help patients live healthier, more fulfilling lives.

Ameluz® and RhodoLED® Lamp Series

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses (“AK”) of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated.1 International treatment guidelines list PDT as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.2 We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (as amended the “Ameluz LSA”) between Biofrontera, Inc. and the Ameluz Licensors.

AKs are superficial potentially pre-cancerous skin lesions caused by chronic sun exposure that may, if left untreated, develop into a form of potentially life-threatening skin cancer called squamous cell carcinoma. AKs typically appear on sun-exposed areas, such as the face, bald scalp, arms or the back of the hands, and are often elevated, flaky, and rough in texture, and appear on the skin as hyperpigmented spots. AKs are typically treated with cryotherapy, topicals, or PDT. These treatments can be used in combination, which is the number one indication for those 45 years of age and older.

In general, PDT is a two-step process:

●	the first step is the application of a drug known as a “photosensitizer,” or a pre-cursor of this type of drug, which tends to accumulate in cancerous cells; and

●	the second step is activation of the photosensitizer by controlled exposure to a selective light source in the presence of oxygen.

During this process, energy from the light activates the photosensitizer. In PDT, the activated photosensitizer transfers energy to oxygen molecules found in cells, converting the oxygen into a highly reactive oxygen species (“ROS”), which destroys or alters the sensitized cells. PDT can be a highly selective treatment that targets specific cells while minimizing damage to normal surrounding tissues. It also can allow for multiple courses of therapy. Hence the mode of action of PDT requires destruction of the altered cells, temporary local skin reactions and inflammation of the treated area might be expected. The Ameluz® PDT therapy is highly effective with patients - efficacy is up to 91% clearance after one or two treatments3 with limited or no scarring. The therapy also may provide protection from potentially fatal progress of mild or invisible AKs.4

Market and competitive landscape

AK currently affects approximately 58 million Americans which lead to roughly 13 million treatments annually.5 Cryotherapy is the traditional and most common form of treatment but may not be as effective and may leave scarring; cryotherapy is estimated to be approximately 86% of the market. Topicals, medications which patients apply to the lesion multiple times per day for up to several weeks, constitute approximately 12% of the market. PDT is approximately 2% of the market. The total market size is estimated to be roughly $4 billion for the three therapy types. Our primary competitor in the PDT space is Levulan® and the associated light, Blu-U®.

Our goal is to continue expansion in the current PDT market share and focus on converting cryotherapy treatments of more than 14 lesions as a field therapy such as Ameluz® PDT could be more effective and lead to better patient outcomes. This targeted market is about 11% or $500 million of the total AK market.6 Ameluz® PDT is competitive in the market. We are leveraging medical affairs, advisory boards, reimbursement resources, and key opinion leaders in order to educate the market on the use and benefits of Ameluz® PDT.

1 Fuchs & Marmur, Dermatol Surg. 2007 Sep; 33(9):1099-101

2 Werner RN, Stockfleth E, Connolly SM, et al. Evidence- and consensus-based (S3) Guidelines for the Treatment of Actinic Keratosis - International League of Dermatological Societies in cooperation with the European Dermatology Forum - Short version. J Eur Acad Dermatol Venereol. 2015;29(11):2069-2079. doi:10.1111/jdv.13180

3 For full prescribing information for Ameluz, please see https://bit.ly/AmeluzPI.

4 Reinhold et al. 2016 Br. J. Derm. DOI 10.1111/bjd. 14498

5 www.skincancer.org/skin-cancer-information/actinic-keratosis

6 Market data accessible from CMS and IQVIA, 2020

Sales, marketing and distribution

We are currently selling our portfolio of licensed products in the United States through the use of our own commercial organization. We have a single sales force who markets all our licensed products across the dermatology space. We launched the commercialization of Ameluz® in combination with the RhodoLED® lamp for the treatment of actinic keratosis in the United States in October 2016. Ameluz® PDT is an in-office procedure. Ameluz® is distributed as a “buy-and-bill” drug that is purchased by the dermatologist, rather than distribution through pharmacies. Our customers will purchase our device and Ameluz® which will be held in inventory. When a dermatologist uses our product in a treatment, a payor will be billed, and the provider will be paid for both the product and light treatment. There are well established PDT CPT Codes. Ameluz® PDT is covered by code number 96574 which has an average reimbursement of $273.00 per light treatment and has to be performed by a qualified healthcare professional. Public information regarding CPT reimbursement is available at https://www.cms.gov/medicare/physician-fee-schedule/search?Y=0&T=4&HT=0&CT=3&H1=96574&M=5.

Our licensors’ R&D programs

We are a sales organization with focus on commercializing our portfolio of licensed products that are already FDA-approved. R&D efforts for label extensions in order to optimize the market positioning of the products are the responsibility of the respective licensor and are governed by the respective LSAs.

Under the Ameluz LSA, we hold the exclusive license to sell Ameluz® and the RhodoLED® lamp series comprising the RhodoLED® and the new, more advanced RhodoLED® XL (available in the second quarter of 2024) in the United States for all indications currently approved by the FDA as well as all future FDA-approved indications identified under the Ameluz LSA.

On February 19, 2024, the Ameluz LSA was amended with the Second Amended and Restated License and Supply Agreement (the “Second A&R Ameluz LSA”), effective February 13. The Second A&R Ameluz LSA amends and restates the Ameluz LSA, originally dated as of October 1, 2016, between the Company and Amulez Licensor, which was subsequently amended on July 1, 2019, June 16, 2021, October 8, 2021, December 5, 2023, and January 26, 2024. Among other things, the Second A&R Ameluz LSA reduces the transfer price of Ameluz® from 50% to 25% for all purchases in 2024 and 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the transfer price from 25% to 35% for sales related to actinic keratosis and, if approved by the FDA, basal cell carcinoma and squamous cell carcinoma. The transfer price for sales related to acne, another indication currently in development, will remain at 25% indefinitely. The transfer price covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance, and patent administration.

Effective June 1, 2024, the Company will take control of all clinical trials relating to Ameluz® in the US, allowing for more effective cost management and direct oversight of trial efficiency. The reduced Ameluz LSA transfer price will allow the Company to finance such R&D activities and continue our commercial growth trajectory.

A summary of our understanding of the Licensor’s clinical trials is below:

Clinical Phase
Product	Indication	Pre-clinical	I	II	III	Status
Ameluz®	Superficial basal cell carcinoma				●	Last-patient-in treatment phase in August 2023; Last-patient-out of treatment phase expected in March 2024; Clinical Study Report (CSR) expected Q4 – 2024
Ameluz®	Actinic keratosis		●			Phase I safety study applying 3 tubes of Ameluz® to an expanded treatment area of 60 cm²; completed and submitted to FDA
Ameluz®	Moderate to severe acne			●		Phase II is recruiting; CSR expected in Q3 2025
Ameluz®	Actinic keratosis				●	Trunk & extremities applying 1-3 tubes of Ameluz®; First patient dosed in Jan 2023; CSR expected in Q1-2026
Ameluz®	Actinic keratosis				●	Combination daylight and conventional PDT, plan to start enrollment in 2025
Ameluz®	Squamous cell carcinoma in situ				●	Plan to start enrollment in 2026

In late October 2021, the new, larger RhodoLED® XL was approved by the FDA in combination with Ameluz® for the treatment of mild and moderate actinic keratoses on the face and scalp, which corresponds to the current approval of Ameluz®. The new PDT-lamp enables the illumination of larger areas, thus allowing the simultaneous treatment of several actinic keratoses distant from each other. The smaller BF-RhodoLED® model will continue to be offered in the U.S. market. Additionally, our licensor has been granted a patent for a pain-reduced PDT procedure that combines daylight and conventional PDT and, if the respective Phase III trial leads to inclusion of the procedure into the Ameluz® label, may provide further patent protection beyond 2040. Furthermore, the FDA recently approved a new formulation of Ameluz® that lacks propylene glycol and reduces the accumulation of certain contaminants over time. The new formulation will be implemented in all US productions of Ameluz® starting in 2024. A corresponding patent application has been filed with the U.S. Patent and Trademark Office, or USPTO, which, if granted, will extend protection of Ameluz® to 2043.

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

Xepi®

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. We are currently selling Xepi® for this indication in the United States under an exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea (the “Cutanea Acquisition”).

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

Our licensors’ R&D programs

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

There has been limited revenue during the current reporting periods and issues with the third-party manufacturer that was providing our supply of Xepi® impacting the timing of sales expansion and improved market positioning. However, Ferrer is in the process of qualifying a new third-party manufacturer in North America. The expectation is that this process will be completed in the second half of 2024. Once the new third-party manufacturer is qualified, we expect the supply of Xepi® will enable us to market and increase demand. Xepi® is distributed through specialty pharmacies and generally covered by most commercial payers without pre-approval or similar requirements. Our contracts with third-party payers/pharmacy benefit managers (“PBMs”) generally require us to provide rebates based on utilization by the patients they cover. We believe that Xepi® has the potential to be another innovative product with a large market potential.

7 How to Treat Impetigo and Control This Common Skin Infection | FDA

8 From CLS link to Johns Hopkins Impetigo | Johns Hopkins Medicine

Intellectual Property

We do not own any material patents or trademarks. We license the rights and trademarks related to the products we sell.

Ameluz® and the RhodoLED® lamp series are approved by the FDA as a combination product, such that the label requires the use of both products together. The Licensor has patent protection on its nanoemulsion technology in the United States until 2028 and three new patent family applications on the BF-RhodoLED® lamps and general PDT illumination procedures, two of which are already granted, and one is listed in the Orange Book, that could jointly extend protection until 2040. Additionally, a new patent regarding an Ameluz formulation without propylene glycol filed at USPTO in 2023, if granted, extends protection to 2043.

Xepi® is protected by four patents in the United States held by Ferrer. The primary patent protecting the active ingredient in Xepi® expired in November 2023. However, there are treatment specific patents for the treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes and a method of treating nasopharynx infections in asymptomatic nasal carriers expiring in 2032 and 2029, respectively.

Commercial Partners and Agreements

Ameluz® and RhodoLED® Lamp Series License Service Agreement

Under the terms of the Ameluz LSA, we are granted an exclusive, non-transferable license to use Biofrontera Pharma and Biofrontera Bioscience technology to use, import, export, distribute, market, offer for sale and sell Ameluz® and the RhodoLED® lamp series for its approved indications within the United States and certain of its territories. The price we pay per unit will be based upon our sales history. The Ameluz LSA will remain in effect for fifteen years and automatically renew for a period of five years, in perpetuity as long as certain minimum revenues are achieved. See Note 23. Commitments and Contingencies.

In addition, under the Ameluz LSA, the Ameluz Licensor agrees to sell us the RhodoLED® lamp series at cost plus a low double digit handling fee. There are no milestones or royalty obligations associated with this agreement. Any changes to the pricing of supply of Ameluz® or RhodoLED® lamps would require agreement by both contract parties.

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

On February 19, 2024, we entered into the Second A&R Ameluz LSA, which is discussed above in the section entitled “Ameluz® and RhodoLED® Lamp Series - Our licensors’ R&D programs.

Effective June 1, 2024, the Company will take control of all clinical trials with Ameluz® in the US, allowing for more effective cost management and direct oversight of trial efficiency. The reduced transfer price in the Second A&R Ameluz LSA will allow the Company to finance such R&D activities and continue our commercial growth trajectory.

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

The terms of the Xepi LSA also provide for us to purchase Xepi® from Ferrer and pay royalties at a high single digit percentage based on net sales. Royalties are paid quarterly when the related sales occur. There are no other performance obligations required for royalties to be incurred. Furthermore, while Ferrer is approval holder for Xepi®, the administration of the NDA is managed by Biofrontera Bioscience, a related party. We are fully dependent on our collaboration with Ferrer for our supply of Xepi® from their sole supplier.

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

Delays can also occur if a clinical trial is suspended or terminated by the IRBs of the clinical trial sites in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination of the clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, or failure to demonstrate a benefit from using a drug.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our financial statements and the related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Risks Related to the License and Supply Agreements and our Licensed Products

●	Currently, our sole source of revenue is from sales of products we license from other companies, including a related party. If we fail to comply with our obligations in the agreements under which we license rights from such parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.
●	Certain important patents for our licensed product Ameluz® expired in 2019. Although the process of developing generic topical dermatological products for the first time presents specific challenges that may deter potential generic competitors, generic versions of Ameluz® may enter the market following the recent expiration of these patents. If this happens, we may need to reduce the price of Ameluz® significantly and may lose significant market share.
●	Our business depends substantially on the success of our principal licensed product Ameluz®. If the Ameluz Licensor is unable to successfully obtain and maintain regulatory approvals or reimbursement for Ameluz® for existing and additional indications, our business may be materially harmed.
●	The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has contracted with a second unaffiliated contract manufacturer to begin producing Ameluz®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.
●	If our Licensors or our Licensors’ manufacturing partners, as applicable, fail to manufacture Ameluz®, RhodoLED® lamps, Xepi® or other marketed products in sufficient quantities and at acceptable quality and cost levels, or to fully comply with current good manufacturing practice, or cGMP, or other applicable manufacturing regulations, we may face a bar to, or delays in, the commercialization of the products under license to us or we will be unable to meet market demand, and lose potential revenues.
●	If our Licensors’ efforts to protect the proprietary nature of their intellectual property related to our licensed products are not adequate, we may not be able to compete effectively in our market.
●	Third party claims of intellectual property infringement may affect our ability to sell our licensed products and may also prevent or delay our Licensors’ product discovery and development efforts
●	The Biofrontera Group has been involved in lawsuits to defend or enforce patents related to our licensed products and they or another licensor may become involved in similar suits in the future, which could be expensive, time-consuming and unsuccessful.
●	The trade secrets of our Licensors are difficult to protect.
●	Our subsidiary and certain third-party employees and our licensed patents are subject to foreign laws.
●	Our international dealings with our Licensors may pose currency risks, which may adversely affect our operating results and net income.

Risks Related to Our Business and Strategy

●	We are fully dependent on our collaboration with the Ameluz Licensor for our supply of Ameluz® and RhodoLED® lamps and future development of the Ameluz® product line, on our collaboration with Ferrer for our supply of Xepi® and future development of Xepi® and may depend on the Ameluz Licensor, Ferrer or additional third parties for the supply, development and commercialization of future licensed products or product candidates. Although we have the authority under the Ameluz LSA with respect to the indications that the Ameluz Licensor is currently pursuing with the FDA (as well as certain other clinical studies identified in the Ameluz LSA) in certain circumstances to take over clinical development, regulatory work and manufacturing from the Ameluz Licensor if they are unable or unwilling to perform these functions appropriately, the sourcing and manufacture of our licensed products as well as the regulatory approvals and clinical trials related to our licensed products are currently controlled, and will likely continue to be controlled for the foreseeable future, by our existing and future collaborators. Our lack of control over some of these functions could adversely affect our ability to implement our strategy for the commercialization of our licensed products.
●	Insurance coverage and medical expense reimbursement may be limited or unavailable in certain market segments for our licensed products, which could make it difficult for us to sell our licensed products.
●	Healthcare legislative changes may have a material adverse effect on our business and results of operations.
●	To date, we have a relatively short history of sales of our licensed products in the United States.
●	Competing products and future emerging products may erode sales of our licensed products.
●	We face significant competition from other pharmaceutical and medical device companies and our operating results will suffer if we fail to compete effectively. We also must compete with existing treatments, such as simple curettage and cryotherapy, which do not involve the use of a drug but have gained significant market acceptance.
●	If we are unable to maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell our licensed products, we may be unable to generate revenue growth.
●	The U.S. market size for Ameluz® for the treatment of actinic keratosis may be smaller than we have estimated.
●	If our Licensors face allegations of noncompliance with the law and encounter sanctions, their reputation, revenues and liquidity may suffer, and our licensed products could be subject to restrictions or withdrawal from the market.
●	Even if our Licensors obtain regulatory approvals for our licensed products and product candidates, or approvals extending their indications, they may not gain market acceptance among hospitals, physicians, health care payors, patients and others in the medical community.
●	With respect to our licensed products, we may be subject to healthcare laws, regulation and enforcement. Our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
●	A recall of our licensed drug or medical device products, or the discovery of serious safety issues with our licensed drug or medical device products, could have a significant negative impact on us.
●	Our licensed medical device product, the RhodoLED® lamp, is subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.
●	As a result of our current IT infrastructure and German-based subsidiary, we are subject to governmental regulation and other legal obligations in the EU and European Economic Area, or EEA, related to privacy, data protection and data security and, as a result of our sales in California, the California Consumer Privacy Act (CCPA). Our actual or perceived failure to comply with such obligations could harm our business.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may be unable to successfully implement our business strategy.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	We will need to grow the size of our organization and we may experience difficulties in managing this growth.

●	Our business and operations would suffer in the event of system failures or, cyber-attacks.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our licensed products.
●	Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
●	Our licensed products will be subject to ongoing regulatory requirements and we may face future development, manufacturing and regulatory difficulties.
●	Generic manufacturers may launch products at risk of patent infringement.
●	The results of our R&D efforts are uncertain and there can be no assurance they will enhance the commercial success of our products.

Risks Related to Our Financial Position and Capital Requirements

●	There is substantial doubt about our ability to continue as a “going concern.”
●	Failure to achieve the conditions relating to the additional $7.2 million of proceeds to be provided under the equity financing agreement entered into on February 19, 2024 could adversely affect our financial condition and liquidity over the next twelve months
●	We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.
●	If we fail to obtain additional financing, we may be unable to pursue our plans for strategic growth, including completing the commercialization of Xepi® and other products we may license.
●	Our existing and any future indebtedness could adversely affect our ability to operate our business.

Risks Related to Corporate Governance, Including Being a Public Company

●	We previously identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
●	As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
●	We are an emerging growth company and smaller reporting company we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Our Securities and the Ownership of Our Common Stock

●	Provisions of our outstanding warrants could discourage an acquisition of us by a third party.
●	Our share price may be volatile, and you may be unable to sell your shares and/or warrants at or above the offering price.
●	If we fail to regain compliance with applicable listing standards, our common stock and/or our publicly-traded warrants could be delisted from Nasdaq.
●	Future sales of our common stock in the public market could cause our share price to fall.
●	If the Preferred Warrants are not exercised, we will not receive up to $8 million in aggregate gross proceeds from the exercise of the Warrants which could have a material adverse effect on our financial condition.
●	Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
●	Our quarterly operating results may fluctuate significantly.
●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.
●	We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price
●	Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
●	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us for our common stock increases.
●	Many of the warrants to purchase shares of our common stock are accounted for as a warrant liability and recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock

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

We are a party to license agreements with Biofrontera Pharma, GmbH and Biofrontera Bioscience, GmbH (for Ameluz® and the RhodoLED® lamp series) and with Ferrer (for Xepi®) and expect to enter into additional licenses in the future. Our existing license agreements impose, and we expect that future license agreements will impose, on us various development, regulatory diligence obligations, payment of milestones or royalties and other obligations. If we fail to comply with our obligations under our license agreements, the licensor may have the right to terminate the license. In the event that any of our existing or future important licenses were to be terminated by the licensor, we would likely need to cease further commercialization of the related licensed product or be required to spend significant time and resources to modify the licensed product to not use the rights under the terminated license. In the case of marketed products that depend upon a license agreement, we could be required to cease our commercialization activities, including sale of the affected product. For a summary of the terms of the license agreements, see “Business—Commercial Partners and Agreements”.

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

Although the Ameluz Licensor has received marketing approval in the United States for Ameluz® for lesion- and field-directed treatment of actinic keratosis in combination with PDT using the BF-RhodoLED® lamp series, there remains a significant risk that we will fail to generate sufficient revenue or otherwise successfully commercialize the product in the United States. The success of our product will depend on several factors, including:

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

Because the Ameluz Licensor received approval from the FDA to market in the United States Ameluz® in combination with PDT using the BF-RhodoLED® lamp, any new lamp we may license would require new approval from the FDA. We cannot assure you that the Biofrontera Group will develop any new lamps (beyond the BF-RhodoLED® XL lamp which was approved by the FDA on October 21, 2021) or obtain any such new approval.

The Ameluz Licensor currently depends on a single unaffiliated contract manufacturer to manufacture Ameluz® and has contracted with a second unaffiliated contract manufacturer to begin producing Ameluz ®. If the Ameluz Licensor fails to maintain its relationships with these manufacturers or if both of these manufacturers are unable to produce product for the Ameluz Licensor, our business could be materially harmed.

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

Our efforts to commercialize a new lamp (the “RhodoLED® XL”) that was approved by the FDA on October 21, 2021 have been delayed due to supply chain matters. We have currently placed an order and issued a PO for 300 units and manufacturing has commenced on the units. While we anticipate that we will be able to commercialize the RhodoLED® XL in or around the second quarter of 2024, slower than anticipated shipments or other delays are possible.

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

If either we or Biofrontera AG violates the terms of the settlement agreement, this could nullify certain aspects of the settlement and we may lose certain benefits of the settlement and be liable for a greater amount. If we become liable for more than our agreed share of the aggregate settlement amount, either of these events could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of December 31, 2023, we have recorded a legal settlement liability in the amount of $0.4 million for the remaining payments due under the settlement agreement for the cost of the forensic expert and a related receivable from related party of $2.8 million for the remaining legal settlement costs to be reimbursed in accordance with the Settlement Allocation Agreement, which provided that the settlement payments, including the cost of the forensic expert, would first be made by the Company and then reimbursed by Biofrontera AG for its share. The $2.8 million receivable is presented net of accounts payable, related party on the balance sheet.

On September 13, 2023, Biofrontera was served with a complaint filed in United Stated District Court for the District of Massachusetts by DUSA, Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries LTD in which DUSA alleges breach of contract, violation of the Lanham Act, and unfair trade practices. All claims stem from allegations that Biofrontera has promoted its Ameluz product in a manner that is inconsistent with its approved FDA labeling. Though this complaint was originally filed in the U.S. District Court for the District of Massachusetts, this matter has been transferred by agreement of the parties to the U.S. District Court for the District of New Jersey.

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

Biofrontera AG is a significant stockholder of the Company and, as a result of its control of the manufacture, clinical development and regulatory approval of Ameluz® may exert greater influence on the Company relative to the percentage of its ownership of the Company’s outstanding common stock. See “—Risks Related to Our Securities and Ownership of Our Common Stock— As of December 31, 2023, Biofrontera AG beneficially owns 26.4% of our stock after the completion of the initial public offering and will be able to exert significant control over matters subject to stockholder approval, and its interests may conflict with ours or other stockholders’ in the future” for more information on the risks related to Biofrontera AG’s beneficial ownership of the Company’s common stock.

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

President Biden intends, as his predecessor did, to take action against drug prices which are considered “high.” The most likely time to address this would be in the reauthorization of the Prescription Drug User Fee Act (“PDUFA”) in 2022 as part of a package bill. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of the Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

The pharmaceutical and medical device industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products that are able to achieve similar or better results for the treatment of actinic keratosis. We expect that our future competitors will include mostly established pharmaceutical companies, such as Sun Pharma (DUSA) and Galderma. Most of our competitors have substantially greater financial, technical and other resources, such as larger R&D staffs and experienced marketing and manufacturing organizations and well-established sales forces. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

In order to grow the market for our licensed products, especially a newer licensed product like Xepi®, we must continue to build our marketing, sales and distribution capabilities in the United States. The development and training of our sales force and related compliance plans to market our licensed products are expensive and time consuming and can potentially delay the growth of sales of our licensed products. In the event we are not successful in maintaining our marketing and sales infrastructure, we may not be able to successfully grow the market of our licensed products, which would limit our revenue growth.

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

In May 2016, Biofrontera Bioscience received approval from the FDA to market in the United States. Ameluz® in combination with PDT using the BF-RhodoLED® lamp for lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We launched the commercialization of Ameluz® and the BF-RhodoLED® lamp for actinic keratosis in the United States in October 2016. Even with regulatory approval, Ameluz® may not receive wide acceptance among hospitals, physicians, health care payors, patients and others in the medical community. In addition, Xepi® received approval from the FDA in 2017 and may not gain market acceptance over time. Market acceptance of any of our licensed products depends on a number of factors, including:

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

The FDA and other relevant regulatory agencies have the authority to require or request the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of our licensed products would divert managerial and financial resources and have an adverse effect on our and our Licensors’ reputation, financial condition and operating results, which could impair our or our Licensors’ ability to market, sell or produce our licensed products in a cost-effective and timely manner. In February 2024, our Ameluz Licensor initiated a voluntary recall of a limited number of lots of Ameluz® due to a manufacturing defect in the impacted product’s packaging, which is provided by an unaffiliated supplier. The Ameluz Licensor confirmed that the recalled product is not likely to cause adverse health consequences. We promptly notified all impacted physician customers of this recall and arranged for the prompt replacement of the recalled products. Refer to Note 25. Subsequent Events - Voluntary Product Recall of Limited Lots of Ameluz® for more information.

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

We are working to commercialize a new lamp, the “RhodoLED® XL,” which was approved by the FDA on October 21, 2021 and allows use of Ameluz® on more distant Actinic Keratosis lesions. Management believes that this new lamp, could provide new business growth opportunities for our company. In the United States, according to FDA guidance, products for PDT, such as Ameluz® gel and its corresponding lamp(s), must be approved as combination products that cover both the drug and the lamp. In May 2016, the Biofrontera Group (which included Biofrontera prior to our initial public offering) received approval from the FDA to market in the United States Ameluz® in combination with PDT using the BF-RhodoLED® lamp for lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. The applicable office of the FDA has determined that if the Ameluz Licensor develops a new lamp to be used with Ameluz®, beyond the existing approved RhodoLED® lamp series, the Ameluz Licensor must seek a new approval utilizing the “New Drug Application” procedure. As part of a drug/device combination, the lamp is by definition classified as a class III medical device and as such requires a premarket approval, or PMA, by the FDA. A new lamp will also require changes in the “Prescribing Information” of the drug. If the Ameluz Licensor develops this new lamp, once the Ameluz Licensor’s PMA application is submitted to the FDA as part of this approval process, it may take more than six months, plus, if needed, time required to answer questions or provide additional data. Prior to submission, the Ameluz Licensor will need to perform final tests on the lamp prototype, including technical tests by a certified laboratory and a usability study. During the process, there is a risk that the FDA might ask for additional tests or even clinical trials, and there is no assurance that the Ameluz Licensor will be able to satisfy the FDA’s requests for additional tests or trials in a timely manner, or at all, and there is no assurance that the Ameluz Licensor will be able to develop this new lamp, or obtain approval to use it in the United States for PDT treatment of actinic keratosis in combination with Ameluz®.

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

Our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel with specialized scientific and technical skills. We are highly dependent on our management, scientific, medical and operations personnel, including Prof. Dr. Hermann Lübbert, our Chief Executive Officer and Chairman and Fred

Leffler, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, prospects, financial condition or results of operations.

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

As of December 31, 2023, we had 85 employees. In the longer term, as our development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business and operations would suffer in the event of system failures or cyber-attacks.

Despite the implementation of security measures, our internal computer systems and those of our current and future contract and research organizations, or CROs, licensors, and other contractors and consultants are vulnerable to damage from breaches of information systems, attempts to access information, including customer and company information, malicious code, theft, misuse, loss, release, or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or cyber-related incident, if such an event were to occur and cause interruptions in our operations, it could (i) materially disrupt our development programs. The proper functioning of our networks and systems and therefore our business operations and those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of confidential, sensitive, or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines, and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, in the event of a cyber-related incident, we may be delayed in identifying or responding to the incident, which could increase the negative impact of the incident on our business, financial condition, and results of operations. To the extent that any disruption or cyberrelated incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our licensed products and product candidates could be delayed.

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

The results of our R&D efforts are uncertain and there can be no assurance they will enhance the commercial success of our products.

We believe that we will need to incur additional R&D expenditures to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and may also incur R&D expenditures to develop new products. The products we are developing and may develop in the future may not be technologically successful. At this time, we have limited internal R&D personnel, which makes us dependent on consulting relationships.

In addition, the length of our product development cycle may be greater than we originally expected, and we may experience delays in product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

Risks Related to Our Financial Position and Capital Requirements

There is substantial doubt about our ability to continue as a “going concern”, which has been alleviated through managements plans to mitigate these conditions and obtain additional liquidity.

In connection with our assessment of going concern considerations under applicable accounting standards, the Company’s management has determined that substantial doubt exists about our ability to continue as a going concern for at least one year from the date the unaudited condensed consolidated financial statements were issued, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional liquidity. The future viability of the Company is dependent on its ability to continue to execute its growth plan and raise additional capital or find alternative methods of financing to fund its operations during the first half of 2024, and until cash flow from operations is sufficient, if ever. As of March 11, 2024 our unaudited cash was approximately $4.1 million. There can be no guarantee that the Company will be successful in raising additional capital or finding alternative methods of financing. If the Company is not successful in these endeavors, it would likely have a material adverse effect on the Company’s business, results of operations and financial condition. See Note 1. Organization and Business Overview - Liquidity and Going Concern for additional information.

We have a history of operating losses and anticipate that we will continue to incur operating losses in the future and may never sustain profitability.

We have incurred losses in each year since inception. Our net loss for the fiscal years ended December 31, 2023 and December 31, 2022 was $20.1 million and $0.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $99.7 million.

Our ability to become profitable depends on our ability to further commercialize our principal licensed product Ameluz® and to further commercialize and obtain a larger market share for Xepi. Even if we are successful in increasing our licensed product sales, we may never achieve or sustain profitability. In the long term, we anticipate increasing our sales and marketing expense as we attempt to exploit the regulatory approvals to market Ameluz® in the United States for the PDT treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. There can be no assurance that our sales and marketing efforts will generate sufficient sales to allow us to become profitable. Moreover, because of the numerous risks and uncertainties associated with commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

We will likely engage in additional equity or debt financing in the future, which could dilute the voting rights of stockholders and the value of their shares. If we are unable to achieve profitability over time or to obtain additional equity or debt financing in such a scenario, this would have a material adverse effect on our financial condition.

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

During the year ended December 31, 2023, we received an aggregate of $4.1 million, net of issuance costs, from a registered public offering. On February 19, 2024, we entered into an equity financing agreement which provided net proceeds of $7.2 million with an additional $7.2 million to be provided upon the satisfaction of certain conditions. For additional details, see Note 25. Subsequent Events - Securities Purchase Agreement for Series B Convertible Preferred. We believe that the funds available from these transactions and under our working capital line of credit, we will have sufficient funds to support the operating, investing, and financing activities of the Company through at least twelve months from the date of this Form 10-K. However, changing circumstances may cause us to consume capital significantly faster than currently anticipated, and we may need to spend more money than currently expected because of circumstances beyond our control. In addition, if we choose to take significant steps towards the realization during the current fiscal year of longer-term goals for our strategic growth, we may need to raise additional capital through debt or equity financing in order to complete those steps during the current fiscal year. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the effects of competing technological and market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the cost of establishing or maintaining sales, marketing and distribution capabilities for Ameluz® PDT or other licensed products or potential products in the United States; and
●	the impact of COVID-19 on our licensor’s clinical trials, the timing of regulatory approvals obtained by our Licensors, demand for our licensed products, our ability to market and sell our licensed products and other matters.

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

On December 21, 2023, we entered into credit facilities with two different lenders, each pursuant to a Business Loan and Security Agreement for a term loan in the principal amount of $2,000,000 evidenced by a Secured Promissory Note, effective as of December 21, 2023 (collectively, the “Loan Agreements”).

Each loan under the Loan Agreements (the “Loans”) requires the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. Each Loan is secured by a security interest in substantially all of the Company’s assets (the “Collateral”). The default interest rate for each of the Loans is 5.0%.

Each Loan Agreement includes limitations on the Company’s ability to sell, lease, transfer, or otherwise dispose of its assets outside the ordinary course of its business; or to create, incur, allow or suffer to exist any lien on any of its assets other than liens in favor of the applicable lender and certain other permitted liens. Each Loan Agreement also contains customary representations and warranties and customary events of default, upon the occurrence of which, after any applicable grace period, the applicable lender would have the ability to accelerate its loan and exercise remedies with respect to the Collateral.

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

We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. For example, in connection with the audits of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. See “—We previously identified a material weakness in our internal control over financial reporting, resulting from control deficiencies related to management’s review of work performed by specialists. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.”

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in this Form 10-K and our periodic reports and proxy statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the prior the end of our second fiscal quarter ending December 31st of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior to the end of our second fiscal quarter ending December 31st of each year. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

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

On November 22, 2023, we received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq notifying the Company that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2023 was $1,038,000, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. Additionally, as of the date of the Notice, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Marketplace Rule 5550(b).

We submitted a compliance plan to Nasdaq on January 8, 2024. The compliance plan was accepted and we were granted 180 calendar days from November 22, 2023 to evidence compliance.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We had 5,089,413 shares of common stock outstanding as of March 11, 2024, of which 2,172,628 shares are freely tradable without restrictions or further registration required under the Securities Act. 2,516,785 shares were issued in a private placement that closed on February 22, 2024 (the “Offering”) and are currently unregistered, but are subject to registration rights. We have filed a registration statement to register the resale of the shares issued in the Offering and once it is declared effective by the SEC (which we expect to occur soon after the date of this Annual Report on Form 10-K) those 2,516,785 shares will be freely tradable without restriction. The remaining 400,000 shares are currently unregistered and held by Biofrontera AG.

In addition, we have issued warrants to purchase our common stock that, if such warrants are exercised, could be sold in the public market. See “We have issued several warrants that are exercisable for our common stock and issued Series B Convertible Preferred Stock, which, if exercised or converted, could substantially increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders” for more information regarding the potential impact of such warrants.

If the Preferred Warrants are not exercised, we will not receive up to $8 million in aggregate gross proceeds from the exercise of the Warrants which could have a material adverse effect on our financial condition.

We issued warrants (the “Preferred Warrants”) to purchase up to 8,000 shares of Series B-3 Convertible Preferred Stock (the “Series B-3 Preferred Stock”) at an exercise price of $1,000 per share of Series B-3 Preferred Stock. If the Preferred Warrants are exercised, we will receive up to $8.0 million in gross proceeds as a result of such exercise.

The Preferred Warrants will expire within 5 days of meeting certain milestones, which we expect to occur in the second quarter of 2024. Although we anticipate that the holders of the Preferred Warrants will exercise the Preferred Warrants prior to their expiration, the holders of the Preferred Warrants are not required to do so. In addition, if those milestones are not met the Preferred Warrants will not expire until February 22, 2027 and the Preferred Warrants, if they are exercised at all, will not be exercised within the currently anticipated timeframe.

In addition, while the Company has reserved sufficient shares of Common Stock to cover the number of shares issuable upon conversion of the remaining shares of Series B-1 Convertible Preferred Stock, the Company does not currently have enough authorized shares of Common Stock to cover the shares of Common Stock that would be issuable upon conversion of the Series B-3 Preferred Stock if the investors exercised all of their Warrants. Based on the current conversion price of $0.7074 per share, an additional 11,309,019 shares of Common Stock would need to be reserved and, unless the stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, we only have 7,354,059 shares of common stock available to reserve for the issuance of common stock upon conversion of the Series B-3 Preferred Stock. If we are unable to obtain the stockholder approval necessary to reserve sufficient shares to cover the conversion of the Series B-3 Preferred Stock, then the investors will not be able to exercise any of their Warrants. If the Preferred Warrants are not exercised or are not exercised within the currently anticipated timeline for any of the reasons described above or if the Preferred Warrants are not exercised in full, we would not receive the anticipated proceeds from the exercise of the Preferred Warrants which could have a material adverse effect on our financial condition since our current plans for ensuring sufficient liquidity to continue as a going concern depend on receiving the anticipated proceeds. Even if there were alternate sources of financing available to us, there is no guarantee that they would be sufficient to offset the loss of such proceeds.

We have issued several warrants, which are exercisable for our common stock, and issued Series B Convertible Preferred Stock, which, if exercised or converted, as applicable, could substantially increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 10, 2024, we have a total of 2,269,356 outstanding warrants which may each be exercised for one share of our common stock. All of the shares issuable upon exercise of these warrants have been registered on effective registration statements and therefore, when issued, will be freely tradable without restriction or further registration required under the Securities Act. Any shares of our common stock issued upon exercise of outstanding warrants will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. In addition, in the Offering we issued shares of Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”). Each share of Series B-1 Preferred Stock may be converted into approximately 1,413 shares of our common stock (based on the conversion price of $0.7074 per share and a liquidation preference of $1,000 per share of Series B-1 Preferred Stock). At the time of issuance, the holders of the Series B-1 Preferred Stock converted some of their shares resulting in the issuance of 2,516,785 shares of common stock. However, 4,806 shares of Series B-1 Preferred Stock remain outstanding, which could be converted into up to 6,793,893 shares of common stock.

We also issued in the Offering, the Preferred Warrants, which if exercised, would result in the issuance of Series B-3 Preferred Stock. Each share of Series B-3 Preferred Stock may convert into approximately 1,413 shares of our common stock (based on the conversion price of $0.7074 per share and a liquidation preference of $1,000 per share of Series B-3 Stock). While it is not certain that any of the Preferred Warrants will be exercised, if they are exercised in full, the Series B-3 Preferred Stock issued could be converted into up to 11,309,019 shares of common stock.

Although the Series B-1 Preferred Stock and Series B-3 Preferred Stock each have a beneficial ownership limitation that prevents the holder from converting if it would result in the holder’s beneficial ownership exceeding 9.99% of the then outstanding common stock and although the initial conversion into 2,516,785 shares is close to the beneficial ownership limitation for all current holders of the Series B-1 Stock and the Preferred Warrants, the remaining Series B-1 Preferred Stock and any Series B-3 Preferred Stock issued upon exercise of the Preferred Warrants could be converted into common stock at a future date if the total number of outstanding shares of our common stock increases, if the beneficial ownership limitation is removed or if the holders of the Series B-1 Preferred Stock and Series B-3 Preferred Stock sell any of the common stock they currently hold. Under the terms of the Certificate of Designation for the Series B Convertible Preferred Stock, if our stockholders approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares, the Series B-1 Preferred Stock will automatically be converted into common stock (to the extent such conversion does not exceed the beneficial ownership limitation described above) or Series B-2 Convertible Preferred Stock with the same terms as the Series B-3 Preferred Stock. Sales of substantial numbers of any such shares described above in the public market could adversely affect the market price of our common stock.

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

On October 24, 2022, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company (the “Preferred Stock”), at a price of $5.00 per one thousandth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date (as defined below). The description and terms of the Rights are set forth in the Stockholder Rights Agreement between the Company and Computershare Trust Company, N.A., as rights agent, dated as of October 13, 2022, as amended by Amendment No.1 to the Stockholder Rights Agreement, dated as of April 26, 2023.

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

The Rights will expire at the earlier of (a) June 30, 2026 or (b) the first day after the Company’s 2025 annual meeting, if stockholder approval has not been obtained prior to such date, the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Company.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions.

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

The warrants issued in connection with the private placement offerings (completed on December 1, 2021, May 16, 2022, July 26, 2022, and November 2, 2023) (collectively, the “PIPE Warrants”) were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations. Refer to Note 4. Fair Value Measurements.

As of the date of this Form 10-K, 2,192,736 liability classified Warrants remain outstanding. See Note 18. Stockholders’ Equity in our audited financial statements for the fiscal year ended December 31, 2023 and 2022 included in this Form 10-K for more information on the Warrants.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology environment;
●	leveraging our external service providers, where appropriate, to assess, test, monitor or otherwise assist with aspects of our security controls;
●	training and awareness programs for employees to drive adoption and awareness of cybersecurity processes and controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

In the last two fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business, results of operations or financial condition, refer to Item 1A. Risk Factors - “Our business and operations would suffer in the event of system failures or, cyber-attacks or a deficiency in our cyber-security,” which is incorporated by reference into this Item 1C.

Governance (Role of Management/Role of the Board)

Our cybersecurity program and function is overseen by the Director of Information Technology (“Director of IT”), who has over 15 years of experience leading information technology divisions in various industries. The Director of IT collaborates with all business units to identify and assess cybersecurity risks and compliance with company policy. The Director of IT stays aware of emerging threats and trends in cybersecurity through attendance at cyber security conferences, subscription to the CISA.gov mailing list, various tech focused news outlets, and other sources.

The Audit Committee is responsible for the oversight of risks associated with cybersecurity threats. The Audit Committee charter provides that the Committee is responsible for considering the effectiveness of the Company’s internal control system, including information technology security and control. The Director of IT reports significant cybersecurity events to our Vice President of Administration or Chief Financial Officer, who then reports such events to our Audit Committee.

Item 2. Properties

Our headquarters is located in Woburn, Massachusetts, where we lease approximately 16,128 square feet under a lease agreement that has an initial term expiring in September 2025.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. Information regarding our material legal proceedings is included in Note 23, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Form 10-K, which is incorporated herein by reference. Given the inherent uncertainties of litigation, the ultimate outcome of any such matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market, under the symbol “BFRI,” and our warrants are traded on the NASDAQ Capital Market, under the symbol “BFRIW.”

Holders

As of December 31, 2023, there were two holders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

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

Issuer Purchases of Equity Securities

There were no repurchases made by us, or on our behalf, of shares of our common stock during the year ended December 31, 2023.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.

See Part I, Item 1A, “Risk Factors” of this Form 10-K for a discussion of the factors that could cause such differences. However, other factors besides those listed in Part I, Item 1A, “Risk Factors” or otherwise discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Overview

Biofrontera Inc. (the “Company” or “Biofrontera”) includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI” or “subsidiary”). Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH, our Ameluz Licensor and related parties.

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection.

In May 2023, we began research and development (“R&D”) activities to support PDT growth and will continue to opportunistically invest in these activities going forward. Our R&D program currently aims to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists. Our goal is to improve the effectiveness of our commercial team by allowing sales representatives to carry approved devices with them allowing for easier product demonstrations and evaluations.

On February 19, 2024, we entered into the Second Amended and Restated License and Supply Agreement with the Ameluz Licensor under which, with immediate effect, the transfer price of Ameluz® will be reduced from 50% to 25% for all purchases in 2024 and 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the transfer price from 25% to 35% for sales related to actinic keratosis and, if approved by the FDA, basal cell carcinoma and squamous cell carcinoma. The transfer price for sales related to acne, another indication currently in development, will remain at 25% indefinitely. The transfer price covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance, and patent administration.

Effective June 1, 2024, we will take control of all clinical trials relating to Ameluz® in the US, allowing for more effective cost management and direct oversight of trial efficiency. The reduced LSA transfer price will allow the Company to finance such R&D activities and continue our commercial growth trajectory.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the BF-RhodoLED® lamp series, for PDT, or PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses (“AK”) of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated. International treatment guidelines list PDT as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.1 We are currently selling Ameluz® for this indication in the U.S. under the Ameluz LSA.

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer Internacional S.A. (“Ferrer”) that was assumed by Biofrontera on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”) enables us to market and sell this product in the United Sates.

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

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz® and the BF-RhodoLED® lamp series. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, our line of credit, short term debt and proceeds received in equity financings.

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

1Werner RN, Stockfleth E, Connolly SM, et al. Evidence- and consensus-based (S3) Guidelines for the Treatment of Actinic Keratosis - International League of Dermatological Societies in cooperation with the European Dermatology Forum - Short version. J Eur Acad Dermatol Venereol. 2015;29(11):2069-2079. doi:10.1111/jdv.13180.

Seasonality

Because traditional PDT treatments using a lamp are performed more frequently during the winter, our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. As previously disclosed in 2021, the Xepi product has experienced manufacturing delays at Ferrer’s third-party manufacturer, which have not yet been resolved. We expect a delay in further shipments for an additional five to eight months. We are expecting to launch the RhodoLED® XL in the second quarter 2024 and have begun production activities. However, there have been historical delays due to supply chain issues, and there is a possibility that there are additional supply chain challenges, or our orders are fulfilled at a slower rate than expected. Despite these historic and possible future delays, we expect total revenues will not be significantly impacted (i.e., we experience less growth than expected vs. declining sales) since the majority of our revenues are from sales of Ameluz® and we have RhodeLED lamps on hand and on order. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and BF-RhodoLED® lamp series.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, BF-RhodoLED® lamps and to a much lesser extent Xepi® covered by our exclusive LSAs with our Licensors. Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

We also generate insignificant related party revenue in connection with an agreement with Biofrontera Bioscience GmbH to provide BF-RhodoLED® lamps and associated services for the clinical trials performed by Biofrontera Bioscience GmbH.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and BF-RhodoLED® lamps from Biofrontera Pharma GmbH and insignificant inventory adjustments due to scrapped, expiring and excess products.

Under the Ameluz LSA the price we pay per unit will be based upon our sales history. The purchase price we pay the Ameluz Licensor for Ameluz® will be determined in the following manner:

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

On February 19, 2024, we entered into the Second Amended and Restated License and Supply Agreement (the “Second A&R Ameluz LSA”), effective as of February 13, 2024, by and among the Company, Pharma, and Bioscience.

Among other things, the Second A&R Ameluz LSA has been amended to (i) change the Transfer Price to 25% through 2025 and then increasing over time pursuant to the schedule set forth in the Second A&R Ameluz LSA to a maximum of 35% starting in 2032, subject to a minimum dollar amount per unit, from the previous Transfer Price of 50% of annual revenue up to $30 million, and then decreasing on further sales until reaching 30% of annual revenue at and above $50 million, (ii) provide for the transfer of responsibilities for Ongoing Trials (as defined in the Second A&R Ameluz LSA) on or before June 1, 2024, including the Company assuming related contracts and transferring key personnel from Pharma and Bioscience to the Company, and (iii) make the failure to achieve the applicable Annual Minimum Sales (as defined in the Second A&R Ameluz LSA) a termination event in certain circumstances, unless waived by Pharma and Bioscience.

In connection with the Second A&R Ameluz LSA, we entered into a Release of Claims dated as of February 13, 2024, by and among the Company, Biofrontera Pharma and Biofrontera Bioscience, pursuant to which the Company agreed to release Biofrontera Pharma and Biofrontera Bioscience from all claims and liabilities arising out of or relating to any failure by Biofrontera Pharma and Biofrontera Bioscience to perform certain obligations under the Second A&R Ameluz LSA with respect to clinical trials that the Company will assume responsibility for under the Second A&R Ameluz LSA.

Cost of Revenues, Other

Cost of revenues, other, is comprised of purchase costs of our licensed product, Xepi®, third-party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to expiring Xepi® products.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by our significant stockholder, Biofrontera AG, primarily for regulatory support and pharmacovigilance. These expenses are charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement, (the “2021 Services Agreement”), entered into in December 2021. The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including regulatory and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding information technology, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers. As of December 31, 2023, we have migrated most of our significant information technology services from Biofrontera AG to third-party providers.

Research and Development

Our current R&D programs aim to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them allowing for easier product demonstrations and evaluations.

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and was re-measured at each reporting date until the contingency was resolved. Under the Release, our obligation relating to contingent consideration was relieved as of December 31, 2023.

Change in Fair Value of Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.

Warrant Inducement Expense

In connection with the Securities Purchase Agreement (“Purchase Agreement”), dated as of October 30, 2023, entered into with an institutional investor, the Company entered into the Amendment to Common Stock Purchase Warrants, dated as of October 30, 2023 to amend the common stock purchase warrant dated May 16, 2022 and the common stock purchase warrant dated July 26, 2022 (“Existing Warrants”) to (i) revise the exercise price to $3.55 and (ii) extend the date until which the warrants can be exercised until November 2, 2028. As a result of the amendment to the existing warrants, the Company recognized inducement expense which was determined using the Black-Scholes option pricing model before and after the warrant amendment (see Note 18 Stockholders’ Equity within our consolidated financial statements for details).

The 2022 warrant inducement expense represents the accounting fair value of consideration issued to induce conversion of the common stock purchase warrant dated December 1, 2021 (“2021 Purchase Warrant”). On July 26, 2022, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”), in which the Company agreed to lower the exercise price of the 2021 Purchase Warrant and issue a new warrant (the “2022 Inducement Warrant”) to purchase up to 4,285,715 shares of common stock in exchange for $4.6 million in proceeds (see Note 18 Stockholders’ Equity within our consolidated financial statements for details).

The warrant inducement expense was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the 2021 Purchase Warrant prior to, and immediately after, the reduction in the exercise price on the date of repricing in addition to the fair value of the 2022 Inducement Warrant issued.

Excess of Warrant Fair Value Over Offering Proceeds

On November 2, 2023, the Company issued common shares and warrants for common shares for net proceeds of $4.1 million (see Note 18 Stockholders’ Equity within our consolidated financial statements for details). The excess of the fair value of the warrants at the issuance date over the proceeds received was recognized as a loss on the statement of operations.

Change in Fair Value of Investment, Related Party

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

Under the Release, the Company agreed to transfer 5,451,016 shares of Biofrontera AG to Maruho in exchange for the release of our obligations relating to the Cutanea acquisition.

Gain on Legal Settlement

Under a Confidential Settlement Agreement and Mutual Release (the “Release”) dated as of December 27, 2023, entered into with Maruho, the Company was released from its obligations to 1) repay $7.3 million in start-up cost financing to Maruho for Cutanea’s redesigned business activities (“start-up cost financing”), and 2) make certain profit-sharing payments pursuant to the Share Purchase and Transfer Agreement dated March 25, 2019 entered into with Maruho (as amended, the “Share Purchase Agreement” or “SPA”). In exchange, the Company agreed to transfer 5,451,016 shares of Biofrontera AG to Maruho. The exchange of the shares of Biofrontera AG for the release of the obligations mentioned above, resulted in a gain.

Interest Expense, net

Interest expense, net, primarily consists of amortization of the contract asset related to the start-up cost financing from Maruho under the Share Purchase Agreement, as well as interest on our debt instruments, offset by interest income of 6% per annum for each day that any reimbursement is past due related to the Amended Settlement Allocation Agreement with Biofrontera AG, and immaterial amounts of interest income earned on our financing of customer purchases of BF-RhodoLED® lamps.

Other Income, net

Other income, net primarily includes (i) gain on return of leased assets, and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022	Change	% Change

Product revenues, net	$34,005	$28,541	$5,464	19.1%
Related party revenues	66	133	(67)	-50.4%
Revenues, net	34,071	28,674	5,397	18.8%

Operating expenses:
Cost of revenues, related party	16,789	14,618	2,171	14.9%
Cost of revenues, other	655	567	88	15.5%
Selling, general and administrative	38,975	35,137	3,838	10.9%
Selling, general and administrative, related party	152	733	(581)	-79.3%
Research and development	77	-	77	N/A
Change in fair value of contingent consideration	100	(3,800)	3,900	-102.6%
Total operating expenses	56,748	47,255	9,493	20.1%
Loss from operations	(22,677)	(18,581)	(4,096)	22.0%
Change in fair value of warrant liabilities	6,456	19,017	(12,561)	-66.1%
Warrant inducement expense	(1,045)	(2,629)	1,584	-60.3%
Excess of warrant fair value over offering proceeds	(2,272)	-	(2,272)	N/A
Change in fair value of investment, related party	(7,421)	1,747	(9,168)	-524.8%
Gain on legal settlement	7,385	-	7,385	N/A
Interest expense, net	(468)	(195)	(273)	-140.0%
Other income, net	(75)	33	(108)	-327.3%
Loss before income taxes	(20,117)	(608)	(19,509)	-3208.7%
Income tax expenses	14	32	(18)	-56.3%
Net loss	$(20,131)	$(640)	$(19,491)	-3045.5%

Revenues, net

Net product revenue for 2023 increased $5.5 million, or 19.1% compared to 2022. The increase was primarily driven by the expansion of our salesforce in 2023, which resulted in a higher volume of Ameluz® orders and, therefore, an increase in Ameluz® revenue of $5.2 million. The remaining increase was attributed to an increase in the price of Ameluz® .

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party increased $2.2 million, or 14.9% compared to 2022. The increase was primarily driven by the increase in Ameluz® product revenue. For the revenues in 2023 exceeding $30 million, the related cost of revenues decreased from 50% to 40% of net selling price tier pursuant to the Ameluz LSA, which offset the increase of cost due to the increase of sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2023 increased $3.8 million, or 10.9% compared to 2022. This increase was primarily driven by an increase in personnel-related expenses of $2.4 million, reflecting a realignment of our workforce strategy to reduce general and administrative costs and deploy some of these costs to revenue generating related functions. The increase was further driven by sales-related travel of $0.3 million, auto lease expense of $0.2 million, clinical grant expenses of $0.5 million, franchise fee and sales tax of $0.2 million and external legal expenses related to a legal settlement of $1.2 million and other legal costs of $0.8 million related to a variety of non-routine matters including legal claims as disclosed in Note 23. Commitments and Contingencies – Legal Proceedings. These increases are partially offset by a decrease in issuance costs of $0.6 million related to liability classified equity financings, a decrease of $0.5 million in business insurance, and a decrease in stock compensation of $0.8 million in 2023 due to a decline in the Company’s award of executive’s restricted stock units.

Gain on Legal Settlement

Under the Release, the Company was released from its obligations to repay $7.3 million in start-up cost financing to Maruho for Cutanea’s redesigned business activities and released from having to make certain profit-sharing payments pursuant to the SPA. In exchange, the Company agreed to transfer 5,451,016 shares of Biofrontera AG to Maruho. The exchange pursuant to the Release resulted in a gain of $7.4 million, recorded in December 2023.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration was an increase of $0.1 million and a decrease of $3.8 million for 2023 and 2022, respectively. The change in contingent consideration was driven by the estimated profit share the Company is required to pay under the Share Purchase Agreement. There weren’t any material changes in 2023. However, during 2022, the estimated profit share was reduced by approximately $3.8 million after receiving notification of third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was a decrease of $12.6 million from 2022, driven primarily by changes in the underlying value of the Company’s common stock.

Warrant Inducement Expense

The warrant inducement expense was $1.0 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively. The 2023 inducement expense was driven by a lower exercise price and extended term to exercise for the 2022 Purchase Warrant and 2022 Inducement Warrant, pursuant to the Amendment to Common Stock Purchase Warrants entered into on October 30, 2023. The 2022 inducement expense was driven by changes in fair value due to the repricing of the 2021 Purchase Warrant, pursuant to the Inducement Letter.

Excess of Warrant Fair Value Over Offering Proceeds

The excess of the fair value of the November 2023 warrants at the issuance date over the proceeds received was recognized as a loss on the statement of operations.

Change in Fair Value of Investment, Related Party

The change in fair value of investment, related party was a decrease of $7.4million and an increase of $1.7 million for the years ended December31, 2023 and 2022, driven by changes in the quoted market price of the common stock of Biofrontera AG and losses on securities we sold during the period.

Net Income to Adjusted EBITDA Reconciliation for years ended December 31, 2023 and 2022

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

Change in fair value of contingent consideration: Pursuant to the Share Purchase Agreement, the profits from the sale of Cutanea products were to be shared equally between Maruho and Biofrontera until 2030. The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and was re-measured at each reporting date. We exclude the impact of the change in fair value of contingent consideration as this is non-cash. Further, we were relieved of our obligations relating to the contingent consideration under the Release. As such, our future results of operations will not be impacted by the change in fair value.

Gain on legal settlement: Under the Release, we were relieved of our obligations relating to the start-up cost financing and profit sharing under the Share Purchase Agreement in exchange for 5,451,016 shares of Biofrontera AG. The exchange of the shares of Biofrontera AG for the release of the liabilities mentioned above, both of which were recorded at their respective fair values at the exchange date, resulted in a gain. We exclude the impact of the gain on legal settlement as this is non-cash and non-recurring.

Change in fair value of warrant liabilities: The Warrants issued in conjunction with our private placement offerings and registered public offering were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

Warrant inducement expense: The warrant inducement expense was determined using the Black-Scholes option pricing model and was calculated as the difference between the fair value of the applicable warrants prior to, and immediately after, the reduction in the exercise price on the date of repricing and is presented within the statement of operations. We exclude the impact of the change in fair value of the warrant inducement expense as this is non-cash.

Excess of warrant fair value over offering proceeds: The excess of warrant fair value over offering proceeds was determined by the difference between the fair value of the warrants upon issuance on November 2, 2023 and the proceeds received. We exclude the impact of the variance between the warrant fair value and the proceeds as this is non-cash.

Change in fair value of investment, related party: The Company accounts for its investment, related party in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statement of operations. We exclude the impact of the realized and unrealized change in fair value of investments as this is non-cash.

Legal settlement expenses: To measure operating performance, we exclude legal settlement expenses. We do not expect to incur these types of legal expenses on a recurring basis and believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

Stock Based Compensation: To measure operating performance, we exclude the impact of costs relating to share-based compensation. Due to the subjective assumptions and a variety of award types, we believe that the exclusion of share-based compensation expense, which is non-cash, allows for more meaningful comparisons of our operating results to peer companies. Share-based compensation expense can vary significantly based on the timing, size and nature of awards granted.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Net loss	$(20,131)	$(640)
Interest expense, net	468	195
Income tax expenses	14	32
Depreciation and amortization	504	519
EBITDA	(19,145)	106

Gain on legal settlement	(7,385)	-
Change in fair value of contingent consideration	100	(3,800)
Change in fair value of warrant liabilities	(6,456)	(19,017)
Warrant inducement expense	1,045	2,629
Excess of warrant fair value over offering proceeds	2,272	-
Change in fair value of investment, related party	7,421	(1,747)
Legal settlement expenses	1,225	870
Stock based compensation	1,045	1,852
Expensed issuance costs	422	1,045
Adjusted EBITDA	$(19,456)	$(18,062)
Adjusted EBITDA margin	-57.1%	-63.0%

Adjusted EBITDA

Adjusted EBITDA decreased from ($18.1) million for the year ended December 31, 2022 to ($19.5) million for the year ended December 31, 2023. The decrease was primarily driven by an increase in selling, general, and administrative expenses (excluding legal settlement expenses) (“SG&A expenses”) due to increased headcount. Our Adjusted EBITDA margin increased from (63.0%) for the year ended December 31, 2022 to (57.1%) for the year ended December 31, 2023, as the increase in revenue outpaced the decline in our Adjusted EBITDA.

Liquidity and Capital Resources

Since we commenced operations in 2015, we have generated significant losses and have incurred net cash outflows from operations of $24.9 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively. The Company had an accumulated deficit as of December 31, 2023 of $99.7 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. During the year ended December 31, 2023, we received proceeds of $4.1 million from the issuance of common stock and warrants, net of issuance costs (See Note 18. Stockholders’ Equity). As of December 31, 2023, we had cash and cash equivalents of $1.3 million, compared to $17.2 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional liquidity.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In an effort to alleviate these conditions, management plans include execution on the 2024 budget approved by the Board, which includes significant discretionary sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States, however, discretionary expenses are about $5.5 million less than what was spent in 2023. We have reduced spending at both the commercial and general and administrative level but do not expect these reductions to impact our ability to grow and achieve our revenue targets. We also expect to incur additional expenses in support of our product commercialization efforts. In addition, we expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S.

Also, on February 20, 2024, the Company entered into the 2024 LSA with Biofrontera AG which will significantly reduce our cost of inventory in the future. The Company will begin to see gross margins of its primary product, Ameluz®, of approximately 75% as opposed to the prior 50% beginning with inventory purchases after the execution date. This will reduce our cash needs for inventory which will be partially offset by R&D costs, resulting in expected net savings of $0.7 million by March 2025 and continuing in subsequent years.

In addition, on February 19, 2024, the Company entered into a securities and purchase agreement with healthcare-focused institutional investors resulting in net proceeds of $7.2 million, which were received on February 22, 2024. Under the agreement, we also issued warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock at an exercise price of $1,000 per share. If these warrants are exercised in full, we will receive additional net proceeds of $7.2 million. To encourage the investors to exercise the warrants, they will expire within 21 days upon the satisfaction of certain conditions (but if such conditions are not met, they will expire three years after issuance). Even though we anticipate that we will satisfy the conditions to trigger the expiration of the warrants and receive additional financing as a result of the exercise of the warrants, there can be no assurance that such conditions will be met or that the investors will choose to exercise the warrants prior to expiration. See Note 25. Subsequent Events- Securities Purchase Agreement for Series B Convertible Preferred.

The Company believes that, as a result of these plans, it has sufficient liquidity and probable financing to meet its funding requirements for at least one year from the date the financial statements are issued. However, the Company’s plans will depend on many factors, including executing on our sales plan over one year from issuance, reaching at least 5% in year to date revenue growth over 2023 by June 2024, receiving shareholder approval to increase the number of authorized shares to enable the warrant exercise, controlling our selling, general and administrative costs, and the investors electing to exercise their warrants within the anticipated timeframe, among other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all which could result in a material adverse effect on the Company and its financial statements.

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

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(24,895)	$(16,199)
Net cash provided by (used in) investing activities	619	(5,156)
Net cash provided by financing activities	8,411	14,021
Net increase (decrease) in cash and restricted cash	$(15,865)	$(7,334)

Operating Activities

During the year ended December 31, 2023, operating activities used $24.9 million of cash, primarily resulting from our net loss of $20.1 million, adjusted for the add back of non-cash income of $0.4 million and offset by net cash used by changes in our operating assets and liabilities of $4.4 million. Non-cash income includes a gain on legal settlement of $7.4 million and a change in fair value of warrant liabilities of $6.5 million offset by a change in fair value of equity securities of $7.4 million, loss on warrant fair value over offering proceeds of $2.3 million, warrant inducement expense of $1.1 million, stock-based compensation of $1.1 million, non-cash interest expense of $0.4 million, change in fair value of contingent consideration of $0.1 million, provision for doubtful accounts of $0.1 million and depreciation and amortization in the aggregate of $1.1 million.

During the year ended December 31, 2022, operating activities used $16.2 million of cash, primarily resulting from our net loss of $0.6 million, adjusted for the add back of non-cash income of $18.3 million and offset by net cash provided by changes in our operating assets and liabilities of $2.7 million. Non-cash items include stock-based compensation of $1.9 million, non-cash interest expense of $0.4 million, and depreciation and amortization in the aggregate of $1.2 million, netted against a change in fair value of investment of warrant liabilities of $19.0 million, change in fair value of contingent consideration of $3.8 million, and change in fair value of equity securities of $1.7 million.

Investing Activities

During the year ended December 31, 2023, investing activities provided $0.6 million, primarily resulting from the sale of shares of Biofrontera AG.

During the year ended December 31, 2022, investing activities used $5.2 million, primarily resulting from the purchase of shares of Biofrontera AG (See Note 4. Fair Value Measurements and Note 6. Investment, related party within our consolidated financial statements)

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $8.4 million which consisted of net proceeds received from our loan and line of credit of $3.9 million and net proceeds of $4.5 million from the issuance of common stock and warrants in a public offering.

During the year ended December 31, 2022, net cash provided by financing activities was $14.0 million which consisted of proceeds of $9.4 million from the issuance of common stock and warrants in private placement, net of issuance costs, and $4.6 million from the exercise of common stock warrants.

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

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements.

Critical Accounting Estimates

We believe that the following are the most critical estimates which required significant judgments in the preparation of our financial statements.

Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter and until settlement, we revalue the remaining obligations and record increases or decreases in their fair value as an adjustment to operating expense in our statements of operations. We considered a number of factors, including information provided by an outside valuation advisor in performing the valuation. Contingent consideration is reported at the estimated fair values based on the probability-adjusted present value of the consideration expected to be paid, using significant inputs and estimates. Changes in the fair value of our contingent consideration obligations can result from changes to one or multiple inputs, including forecasted product profit amounts, metric risk premium and discount rates consistent with the level of risk of achievement as further discussed in Note 4, Fair Value Measurements to the audited financial statements as of and for the years ended December 31, 2023 and 2022 as included in this Form 10-K. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Intangible Assets and Impairment Assessment

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. If indications of impairment exist, projected future undiscounted cash flows associated with the asset grouping are compared to the carrying amount to determine whether the asset’s value is recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount and if the carrying value is also determined to be greater than its fair value. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

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

We perform an impairment assessment in accordance with FASB ASC Topic 360-10-S99, Impairment or Disposal of Long-Lived Assets. Management’s review for the presence of indicators of impairment include events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. In October 2022, upon receiving notification of further third-party manufacturing delays that impacted the timing of sales expansion and improved market positioning of the Xepi® product, and again in December 2023, when we implemented a marketing hold in response to continued manufacturing delays experienced by our Licensor and also entered the Release, relieving us of obligations that had previously reduced the carrying value of the asset group, we deemed it necessary to assess the recoverability of our Xepi® asset group. As of the date of notification in 2022 and the Release in 2023, future undiscounted cash flows were estimated over the expected remaining useful life using revenue and operating expense growth rates. The expected cash flows were based on the assumption that sales levels would grow considerably after resolution of the manufacturing delays as a result of expanding the sales force and marketing efforts related to relaunching the asset group. Further, in 2023, due to the uncertainty relating to the timing of resolution of the previously identified supply chain issues, the Company used a probability-weighted approach to estimate the future cash flows under several scenarios. While we believe these assumptions were reasonable, the level of future sales may vary significantly from the levels assumed. Also, the timeframe over which activity levels grow is highly uncertain. Potential events that could affect our assumptions are affected by factors such as those described in “Risks Related to Our Business and Strategy”. After the assessment we performed in 2023, we determined that, on an undiscounted basis, expected cash flows did not exceed the carrying amount of the asset group, which had increased significantly as a result of the relief of obligations under the Release agreement. As such, we determined that the carrying value was not recoverable as of December 29, 2023 and proceeded to determine whether the carrying value exceeded the asset group’s fair value, indicating an impairment loss. The valuation of the asset group required that management use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires significant estimates such as future expected revenue, expenses and other costs, and discount rates. The fair value calculated was in excess of the carrying value, indicating that no impairment loss had been incurred. For additional information on our impairment assessment, refer Note 12, “Intangible Assets, Net”, to our financial statements included in this Form 10-K.

Fair Value – Warrant Liability

The Warrants issued in conjunction with our private placement offerings including warrants issued to induce conversion were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Warrants which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. Due to the relatively limited period during which our stock has been publicly traded, volatility is based on a weighted average of our historical volatility and of a selected peer group of publicly traded companies within a similar industry. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

Contingencies and Litigation

In the ordinary course of our business, we are subject to various legal proceedings, claims and other regulatory matters, the outcomes of which are subject to significant uncertainty. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As additional information becomes available, we reassess the potential liability related to our pending litigation and other contingencies and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Going Concern Estimates

We assume that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. This estimate requires us to consider various factors such as historical performance, expected performance, liquidity, debt obligations, and potential sources of additional funding. A different outcome in any of these assumptions could adversely affect our financial condition and liquidity over the next twelve months.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Biofrontera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biofrontera, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2023.

East Hanover, New Jersey

March 15, 2024

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2023 and 2022

BIOFRONTERA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,343	$17,208
Investment, related party	78	10,548
Accounts receivable, net	5,162	3,748
Other receivables, related party	-	3,658
Inventories, net	10,908	7,168
Prepaid expenses and other current assets	425	810
Other assets, related party	5,159	-

Total current assets	23,075	43,140

Other receivables long term, related party	-	2,813
Property and equipment, net	134	204
Operating lease right-of-use assets	1,612	1,375
Intangible asset, net	2,629	3,032
Other assets	482	320

Total assets	$27,932	$50,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,308	1,278
Accounts payable, related parties, net	5,698	1,312
Acquisition contract liabilities, net	-	6,942
Operating lease liabilities	691	498
Accrued expenses and other current liabilities	4,487	10,864
Short term debt	3,904	-

Total current liabilities	18,088	20,894

Long-term liabilities:
Acquisition contract liabilities, net	-	2,400
Warrant liabilities	4,210	2,843
Operating lease liabilities, non-current	804	848
Other liabilities	37	21

Total liabilities	23,139	27,006

Commitments and contingencies (see Note 23)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common Stock, $0.001 par value, 15,000,000 shares authorized; 1,517,628 and 1,334,950 shares issued and outstanding as of December 31, 2023 and 2022	2	1
Additional paid-in capital	104,441	103,396
Accumulated deficit	(99,650)	(79,519)

Total stockholders’ equity	4,793	23,878

Total liabilities and stockholders’ equity	$27,932	$50,884

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2023 and 2022

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

	December 31,
	2023	2022

Products revenues, net	$34,005	$28,541
Revenues, related party	66	133

Total revenues, net	34,071	28,674

Operating expenses
Cost of revenues, related party	16,789	14,618
Cost of revenues, other	655	567
Selling, general and administrative	38,975	35,137
Selling, general and administrative, related party	152	733
Research and development	77	-
Change in fair value of contingent consideration	100	(3,800)

Total operating expenses	56,748	47,255

Loss from operations	(22,677)	(18,581)

Other income (expense)
Change in fair value of warrant liabilities	6,456	19,017
Warrant inducement expense	(1,045)	(2,629)
Excess of warrant fair value over offering proceeds	(2,272)	-
Change in fair value of investment, related party	(7,421)	1,747
Gain on legal settlement	7,385	-
Interest expense, net	(468)	(195)
Other income (expense), net	(75)	33

Total other income (expense)	2,560	17,973

Loss before income taxes	(20,117)	(608)
Income tax expense	14	32

Net loss	$(20,131)	$(640)

Loss per common share:
Basic and diluted	$(13.02)	$(0.61)

Weighted-average common shares outstanding:
Basic and diluted	1,546,297	1,056,988

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2023 and 2022

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	855,237	$1	$90,216	$(78,879)	$11,338
Issuance of common stock in exchange for investment, related party	157,402	0	3,683	-	3,683
Issuance of common stock and warrants under private placement, net of negligible issuance costs	92,500	0	117	-	117
Exercise of pre-funded warrants	78,450	0	2,842		2,842
Exercise of PIPE warrants	142,857	0	4,686	-	4,686
Issuance of shares for vested restricted stock units	8,504	-	-	-	-
Stock-based compensation	-	-	1,852	-	1,852
Net loss	-	-	-	(640)	(640)
Balance at December 31, 2022	1,334,950	$1	$103,396	$(79,519)	$23,878
Issuance of shares for vested restricted stock units	8,588	0	-	-	0
Issuance of shares in reverse stock split (for fractional shares)	24,090	0	-	-	0
Issuance of common stock and warrants, under registered public offering	150,000	1	-	-	1
Stock based compensation	-	-	1,045		1,045
Net loss	-	-	-	(20,131)	(20,131)
Balance at December 31, 2023	1,517,628	$2	$104,441	$(99,650)	$4,793

The accompanying notes are an integral part of these consolidated financial statements.

Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2023 and 2022

BIOFRONTERA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2023	2022
Cash Flows From Operating Activities:

Net loss	$(20,131)	$(640)

Adjustments to reconcile net loss to cash flows used in operations

Gain on legal settlement	(7,385)	-
Depreciation	86	101
Amortization of right-of-use assets	560	653
Amortization of acquired intangible assets	418	418
Change in fair value of investment, related party	7,421	(1,747)
Change in fair value of contingent consideration	100	(3,800)
Change in fair value of warrant liabilities	(6,456)	(19,017)
Warrant inducement expense	1,045	2,629
Excess of warrant fair value over offering proceeds	2,272	-
Stock-based compensation	1,045	1,852
Provision for inventory obsolescence	-	100
Provision for doubtful accounts	122	106
Non-cash interest expense	402	358

Changes in operating assets and liabilities:
Accounts receivable	(1,536)	(70)
Other receivables, related party	6,470	4,990
Prepaid expenses and other assets	174	4,154
Other assets, related party	(5,159)	-
Inventories	(3,750)	(2,810)
Accounts payable and related party payables	6,415	912
Operating lease liabilities	(657)	(781)
Accrued expenses and other liabilities	(6,351)	(3,607)

Cash flows used in operating activities	(24,895)	(16,199)

Cash flows from investing activities
Purchases of investment, related party	-	(5,118)
Sales of investment, related party	624	-
Purchases of property and equipment	(5)	(38)

Cash flows provided by (used in) investing activities	619	(5,156)

Cash flows from financing activities
Proceeds from line of credit	21,448	-
Proceeds from short term debt	3,800	-
Principal payments short term debt, net	(21,344)
Proceeds from issuance of common stock and warrants	4,507	9,391
Proceeds from exercise of warrants	-	4,630

Cash flows provided by financing activities	8,411	14,021

Net decrease in cash and cash equivalents	(15,865)	(7,334)
Cash, cash equivalents and restricted cash, at the beginning of the year	17,408	24,742

Cash, cash equivalents and restricted cash, at the end of the year	$1,543	$17,408

Supplemental disclosure of cash flow information
Interest paid	$125	$1
Interest paid, related party	$22	$-
Income tax paid, net	$15	$32

Supplemental non-cash investing and financing activities
Release of start-up cost financing obligation as part of legal settlement	$(7,300)	$-
Release of contingent consideration obligation as part of legal settlement	$(2,500)	$-
Transfer of investment as part of legal settlement	$2,415	$-
Addition of right-of-use assets in exchange for operating lease liabilities	$800	$234
Conversion of warrant liability to equity in connection with exercise of warrants	$-	$6,840
Issuance of common shares in exchange for investment, related party	$-	$3,683

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Audited Consolidated Financial Statements as of and for the Years Ended December 31, 2023 and 2022

1. Organization and Business Overview

Biofrontera Inc., a Delaware Corporation, (the “Company” or “Biofrontera”) is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection.

The Company includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI”), a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence to facilitate our relationship with the Ameluz Licensor.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (“Ameluz LSA”) with Biofrontera Pharma (“Pharma”) GmbH and Biofrontera Bioscience GmbH (“Biofrontera Bioscience,” and, together with Pharma, the “Ameluz Licensor”), both of which are related parties.

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) and assumed by the Company on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”) enables the Company to market and sell this product in the United States. The Company has generated limited revenue from sales of Xepi during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further delays of our commercialization of the product. However, Ferrer is qualifying a new contract manufacturer, Cambrex, which is expected to begin production in the second half of 2024. Once the new third-party manufacturer is qualified, we expect the supply of Xepi® will meet our future market demand.

Liquidity and Going Concern

Since we commenced operations in 2015, we have generated significant losses and have incurred net cash outflows from operations of $24.9 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively . The Company had an accumulated deficit as of December 31, 2023 of $ 99.7 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. During the year ended December 31, 2023, we received proceeds of $4.1 million from the issuance of common stock and warrants, net of issuance costs (See Note 18. Stockholders’ Equity). As of December 31, 2023, we had cash and cash equivalents of $1.3 million, compared to $17.2 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional liquidity.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In an effort to alleviate these conditions, management plans include execution on the 2024 budget approved by the Board, which includes significant discretionary sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States, however, discretionary expenses are about $5.5 million less than what was spent in 2023. We have reduced spending at both the commercial and general and administrative level but do not expect these reductions to impact our ability to grow and achieve our revenue targets. We also expect to incur additional expenses in support of our product commercialization efforts. In addition, we expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company in the U.S.

Also, on February 20, 2024, the Company entered into the 2024 LSA with Biofrontera AG which will significantly reduce our cost of inventory in the future. The Company will begin to see gross margins of its primary product, Ameluz®, of approximately 75% as opposed to the prior 50% beginning with inventory purchases after the execution date. This will reduce our cash needs for inventory which will be partially offset by R&D costs, resulting in expected net savings of $0.7 million by March 2025 and continuing in subsequent years.

In addition, on February 19, 2024, the Company entered into a securities and purchase agreement with healthcare-focused institutional investors resulting in net proceeds of $7.2 million, which were received on February 22, 2024. Under the agreement, we also issued warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock at an exercise price of $1,000 per share. If these warrants are exercised in full, we will receive additional net proceeds of $7.2 million. To encourage the investors to exercise the warrants, they will expire within 21 days upon the satisfaction of certain conditions (but if such conditions are not met, they will expire three years after issuance). Even though we anticipate that we will satisfy the conditions to trigger the expiration of the warrants and receive additional financing as a result of the exercise of the warrants, there can be no assurance that such conditions will be met or that the investors will choose to exercise the warrants prior to expiration. See Note 25. Subsequent Events- Securities Purchase Agreement for Series B Convertible Preferred.

The Company believes that, as a result of these plans, it has sufficient liquidity and probable financing to meet its funding requirements for at least one year from the date the financial statements are issued. However, the Company’s plans will depend on many factors, including executing on our sales plan over one year from issuance, reaching at least 5% in year to date revenue growth over 2023 by June 2024, receiving shareholder approval to increase the number of authorized shares to enable the warrant exercise, controlling our selling, general and administrative costs, and the investors electing to exercise their warrants within the anticipated timeframe, among other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all which could result in a material adverse effect on the Company and its financial statements.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision makers (determined to be the Chief Executive Officer and the Chief Financial Officer) do not manage any part of the Company separately, and the allocation of resources and assessment of performance are based on the Company’s operating results.

We operate in a single reporting segment, the commercialization of pharmaceutical products for the treatment of dermatological conditions and diseases within the U.S. All business operations focus on the products Ameluz®, including the complementary product BF-RhodoLED®, and Xepi®. We monitor and manage our business operations across these products collectively as one reporting segment.

Reverse Stock Split

On July 3, 2023, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock, $0.001 par value (the “Common Stock”). The Common Stock began trading on the Nasdaq Capital Market on a post-split basis on July 5, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to realization and valuation of receivables and inventory, valuation of contingent consideration and warrant liabilities, impairment assessment of intangibles and other long-lived assets, share-based payments, income taxes including deferred tax assets and liabilities and contingent liability recognition. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2023, approximately $1.0 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted Cash

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards (see Note 13. Cash Balances and Statement of Cash Flows Reconciliation). Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

Investment, Related Party

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. Any value adjustments are booked directly against the relevant receivable. We have standard payment terms that generally require payment within approximately 30 to 90 days. Management performs ongoing credit evaluations of its customers. The allowance for estimated credit losses represents management’s best estimate of probable credit losses. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay which may be available. In addition, management considered other qualitative factors, particularly in relation to the greater actinic keratosis and dermatological market. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. Provisions for the allowance for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying statements of operations.

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

The Company has a receivable due from Biofrontera AG for its 50% share of a legal settlement and related costs for which they are jointly and severally liable for the total settlement amount. The Company has a contractual right to repayment of its share of the settlement payment from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021, which provided that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. Although this receivable has credit risk, it is mitigated by the Settlement Allocation Agreement as amended on March 31, 2022, which provides certain remedies to the Company, if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). The Addendum to Amended and Restated License and Supply Agreement, effective December 5, 2023, and as amended on January 29, 2024, allows for the Company to set off the amounts due to Biofrontera AG and Ameluz Licensor, with the amounts due from Biofrontera AG and Ameluz Licensor. As such, in accordance with ASC 210-20-45-1 the other receivables, related party have been offset against accounts payable, related parties for the year ended December 31, 2023.

We are dependent on two licensors, Biofrontera Pharma and Ferrer, to supply drug products, including all underlying components, for our commercial efforts. These efforts could be adversely affected by a significant interruption in the supply of our finished products. These licensors may have risks associated with limited source suppliers and contract manufacturers. If our licensors fail to maintain relationships with these suppliers and manufacturers or they are unable to produce product, our business could be materially harmed.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate (“IBR”), which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The IBR for the twelve months ended December 31, 2023 was 9.5%. Given the absence of an outstanding debt agreement for the twelve months ended December 31, 2022, a synthetic credit rating analysis was used in estimating the Company’s IBR. Based on a synthetic credit rating of Ba3 and a term of 3.33 to six years, the IBR was determined to be 6% for lease liabilities at inception and 8.5% for 2022 lease liabilities. No adjustments to the right-of-use asset were required for items such as initial direct costs paid or incentives received.

The Company has elected to adopt the practical expedient provided in ASC 842 and not reassess leases that existed prior to the commencement date, 1). Whether any expired or existing contracts are or contain leases, 2). Lease classification, or 3). Initial indirect costs for any existing leases. The Company has elected to combine lease and non-lease components as a single component for certain asset classes, when applicable. Operating leases are recognized on the balance sheet as operating lease right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. The Company also elected to utilize the short-term lease recognition exemption and for those leases that qualified, the Company did not recognize right-of-use assets or lease liabilities. These leases are recognized on a straight-line basis over the expected term.

Impairment of Long-Lived Assets

The Company considers whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use, including right-of-use assets, are present. To the extent indicators of impairment exist, the determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the statements of operations. Refer to Note 12. Intangible Asset, Net.

Contingent Consideration

Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. For contingent consideration, management is responsible for determining the appropriate valuation model and estimated fair value, and in doing so, considers a number of factors, including information provided by an outside valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of contingent consideration liabilities is remeasured each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount at the acquisition date, resulting in material charges or credits in subsequent reporting periods.

Contingencies

Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable, and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may change our estimates. Legal costs associated with legal proceedings are expensed when incurred.

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes-Merton model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

At their issuance date on November 2, 2023, the Pre-Funded Warrants (“2023 Pre-Funded Warrants”) (see Note 18. Stockholders’ Equity) were accounted for as equity as these instruments met all of the requirements for equity classification under ASC 815-40.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for, accounts receivable, other receivables, accounts payable and start-up cost financing included in acquisition contract liabilities approximate their fair values, due to their short-term nature.

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

The Company realizes its revenue primarily through the sale of its Ameluz® product, which are made directly to physicians, hospitals or other qualified healthcare providers. Sales are recognized, net of sales deductions, when ownership and control are transferred to the customer, which is generally upon delivery. Sales deductions include expected trade discounts and allowances, product returns, and government rebates. These discounts and allowances are estimated at the time of sale based on the amounts incurred or expected to be received for the related sales.

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

BF RhodoLED® is also sold directly to physicians, hospitals or other qualified healthcare providers through (i) direct sales, (ii) rental agreements, or (iii) an evaluation period up to six-month for a fee, after which a customer can decide to purchase or return the lamp. For direct sales, revenue is recognized only after complete installation has taken place. As directed by the instruction manual, the lamp may only be used by the customer once it has been professionally installed. A final decision to purchase the lamps that are within the evaluation period does not need to be made until the end of the evaluation period. Lamps that are not returned at the end of the evaluation period are converted into sales in accordance with the contract terms. The Company generates immaterial revenues from the monthly fees during the evaluation or rental period and from the sale of lamps at the end of the evaluation period.

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

Other Incentives – The Company has historically maintained a co-pay assistance program, which is intended to provide financial assistance to qualified patients with the cost of purchasing Xepi®. The Company estimates and records accruals for these incentives as a reduction of revenue in the period the revenue is recognized. The Company estimates amounts for co-pay assistance based upon the number of claims and the cost per claim that the Company expects to receive associated with products sold to customers but remaining in the distribution channel at the end of each reporting period. During 2023, due to the continued delays with the supply of Xepi®, the co-pay assistance program was discontinued.

Royalties

For arrangements that include sales-based royalties, the Company recognizes royalty expense at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Product Warranty

The Company generally provides a 36-month warranty for sales of BF-RhodoLED® for which estimated contractual warranty obligations are recorded as an expense at the time of installation. Customers do not have the option to purchase the warranty separately and the warranty does not provide the customer with a service beyond the assurance that BF-RhodoLED® complies with agreed-upon specifications. Therefore, the warranty is not considered to be a performance obligation. The lamps are subject to regulatory and quality standards. Future warranty costs are estimated based on historical product performance rates and related costs to repair given products. The accounting estimate related to product warranty expense involves judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required. Warranty expenses were $0.1 million and negligible for the years ended December 31, 2023 and 2022, respectively, and are recognized as selling, general and administrative expenses.

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

Cost of Revenues

Cost of revenues is comprised of purchase costs of our products, third party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to expiring products, as well as sales-based royalties. Logistics and distribution costs totaled $0.5 million for each of the years ended December 31, 2023 and 2022, respectively.

Share-Based Compensation

The Company measures and recognizes share-based compensation expense for equity awards based on fair value at the grant date. The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of its stock option grants. The compensation cost for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Share-based compensation expense recognized in the statements of operations is based on the period the services are performed and recognized as compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

The Black-Scholes-Merton option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected volatility of the value of the Company’s common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the share-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

Risk-Free Interest Rate. The risk-free rate is based on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

Expected Volatility. The Company based the volatility assumption on a weighted average of the peer group re-levered equity volatility, the warrant implied volatility and the historical equity volatility of the Company. The peer group was developed based on companies in the biopharma industry whose shares are publicly traded. Due to our limited historical data and the long-term nature of the awards, the peer group volatility was more heavily weighted.

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

Advertising costs are expensed as incurred. For the years ended December 31, 2023 and 2022, advertising costs totaled $0.2 million and $0.1 million, respectively.

R&D Costs

R&D costs are expensed as incurred. R&D costs include external costs of outside vendors engaged to conduct R&D activities, and other operational costs related to the Company’s R&D activities.

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

Net Loss per Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income attributable to common stockholders by the weighted average number of common shares outstanding and the impact of all dilutive potential common shares outstanding during the period, including stock options, restricted stock units, and warrants, using the treasury stock method.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity’s current estimate of credit losses expected to be incurred. The new standard was effective for us on January 1, 2023, and did not have a material effect on our consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We are currently evaluating the effect of adopting the ASU on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are currently evaluating the effect of adopting the ASU on our disclosures.

3. Acquisition Contract Liabilities

On March 25, 2019, we entered into an agreement (as amended, the “Share Purchase Agreement” or “SPA”) with Maruho Co, Ltd. (“Maruho”) to acquire 100% of the shares of Cutanea Life Sciences, Inc. (“Cutanea”). As of the date of the acquisition, Maruho owned approximately 29.9% of Biofrontera AG through its wholly-owned subsidiary, Maruho Deutschland GmbH. Biofrontera AG is our former parent, and currently a significant shareholder.

Pursuant to the Share Purchase Agreement, Maruho agreed to provide $7.3 million in start-up cost financing for Cutanea’s redesigned business activities (“start-up costs”). These start-up costs were to be paid back to Maruho by the end of 2023 in accordance with contractual obligations related to an earn-out arrangement. In addition, as part of the earn-out arrangement with Maruho, the product profit amount from the sale of Cutanea products as defined in the share purchase agreement was be shared equally between Maruho and Biofrontera until 2030 (“contingent consideration”).

The contingent consideration was recorded at acquisition-date fair value using a Monte Carlo simulation with an assumed discount rate of 6.0% over the applicable term. The contingent consideration is recorded within acquisition contract liabilities, net. The amount of contingent consideration that could be payable is not subject to a cap under the agreement. The Company re-measured contingent consideration and re-assessed the underlying assumptions and estimates at each reporting period utilizing a scenario-based method.

On December 29, 2023, we entered into a Confidential Settlement Agreement and Mutual Release (the “Release”), with Maruho, and a Share Transfer Agreement (together with the Release, the “Settlement Agreement”). The Settlement Agreement resolves the arbitration proceeding initiated by the Company against Maruho in the International Chamber of Commerce (the “Arbitration”) in which the Company alleged certain claims against Maruho concerning the Share Purchase Agreement. In the Arbitration, the Company sought, in part, a declaration that it is not obligated to repay $7.3 million of “start-up costs” to Maruho.

The Settlement Agreement contains a mutual release whereby each of the Company and Maruho agreed to release and discharge the other party from any and all claims, actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law, admiralty, equity, arbitration or otherwise, which against the other arising from or in connection with or in any manner relating to the Share Purchase Agreement, including but not limited to any claims that were or could have been asserted in the Arbitration.

Under the Settlement Agreement, the obligations of the Company to repay the $7.3 million of start-up costs to Maruho, and to make the contingent consideration payments, were released. In exchange the Company agreed to transfer to Maruho 5,451,016 shares of Biofrontera AG. The exchange of the shares of Biofrontera AG for the release of the liabilities mentioned above, both of which were recorded at their respective fair values at the exchange date, resulted in a gain.

The following table provides a summary of the transaction under the settlement Agreement:

(in thousands)
Release of contingent consideration	$(2,500)
Release of start-up cost financing	(7,300)
Transfer of Investment in Biofrontera AG	$2,415
Gain on settlement	$(7,385)

4. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	December 31, 2023	December 31, 2022

Assets:
Investment, related party	1	$78	$10,548
Liabilities:
Contingent Consideration	3	$-	$2,400
Warrant liability – 2023 Purchase Warrants	3	$3,470	$-
Warrant liability – 2022 Purchase Warrants	3	$328	$1,129
Warrant liability – 2022 Inducement Warrants	3	$412	$1,714

Investment, related party

As of December 31, 2023 and 2022, the Company has an investment in 177,465 and 6,466,946, respectively, of common shares of Biofrontera AG, a company traded on the Frankfurt Stock Exchange and a significant shareholder of Biofrontera. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices. See Note 6. Investment Related Party and Note 17. Related Party Transactions.

Contingent Consideration

Contingent consideration, which relates to the estimated profits from the sale of Cutanea products to be shared equally with Maruho under the Share Purchase Agreement, is reflected at fair value within acquisition contract liabilities, net on the consolidated balance sheets. The fair value is based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration utilizes a scenario-based method under which a set of payoffs are calculated using the term of the earnout, projections, and an appropriate metric risk premium. These payoffs are then discounted back from the payment date to the valuation date using a payment discount rate. Finally, the discounted payments are summed together to arrive at the value of the contingent consideration. The scenario-based method incorporates the following key assumptions: (i) the forecasted product profit amounts, (ii) the remaining contractual term, (iii) a metric risk premium, and (iv) a payment discount rate. The Company re-measures contingent consideration and re-assesses the underlying assumptions and estimates at each reporting period.

Under the Settlement Agreement (see Note 3), the obligations of the Company to make the profit-sharing payments related to the products acquired by the Company pursuant to the Share Purchase Agreement were released.

The following table provides a roll forward of the fair value of the contingent consideration:

(in thousands)
Balance at December 31, 2021	$6,200
Change in fair value of contingent consideration	(3,800)
Balance at December 31, 2022	$2,400
Change in fair value of contingent consideration	100
Release of contingent consideration	(2,500)
Balance at December 31, 2023	$-

The increase/(decrease) in fair value of the contingent consideration in the amount of $0.1 million and $(3.8) million during the years ended December 31, 2023 and 2022 was recorded in operating expenses in the statements of operations.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of Common Stock originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”) (ii) warrants to purchase 214,286 shares of Common Stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”) and (iii) warrants to purchase 1,807,500 shares of Common Stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share ( the “2023 Purchase Warrants”). See Note 18. Stockholders’ Equity - Registered Public Offering and Warrant Amendment for additional details.

The 2022 Purchase Warrants, the 2022 Inducement Warrants and the 2023 Purchase Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the warrant liabilities which is considered a Level 3 fair value measurement. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

The fair value at issuance for the Level 3 warrants was estimated using a Black-Scholes pricing model based on the following assumptions at May 16, 2022 for the 2022 Purchase Warrants, July 26, 2022 for the 2022 Inducement Warrants, and November 2, 2023 for the 2023 Purchase Warrants:

	2023 Purchase	2022 Purchase	2022 Inducement
Stock price	$4.90	$52.40	$32.80
Expiration term (in years)	5.00	5.50	4.34
Volatility	90%	65.0%	70.0%
Risk-free Rate	4.6%	2.83%	2.84%
Dividend yield	0.0%	0.0%	0.0%

The fair value for the Level 3 warrants at December 31, 2023 was estimated using Black-Scholes pricing model based on the following assumptions:

2023 Purchase 2022 Purchase 2022 Inducement
Stock price	$2.77
Expiration term (in years)	4.84
Volatility	95%
Risk-free Rate	3.82%
Dividend yield	0.0%

The fair value for the Level 3 warrants at December 31, 2022 was estimated using Black-Scholes pricing model based on the following assumptions:

	2022 Purchase	2022 Inducement
Stock price	$18.40	$18.40
Expiration term (in years)	4.88	3.92
Volatility	70%	75%
Risk-free Rate	3.96%	4.07%
Dividend yield	0.0%	0.0%

The following table presents the changes in the warrant liabilities measured at fair value (in thousands):

	December 31, 2023	December 31, 2022
Fair value at beginning of year	$2,843	$12,854
Issuance of new warrants	6,778	13,217
Exercise of warrants	-	(6,840)
Change in fair value of warrant liability	(6,456)	(19,017)
Warrant inducement expense (See Note 18. Stockholders’ Equity - Exercise of 2021 Purchase Warrant and Issuance of 2022 Inducement Warrant)	1,045	2,629
Fair value at end of year	$4,210	2,843

5. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience for BF-RhodoLED® leasing and installation service. Refer to Note 17. Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

		Co-pay	Prompt	Government
		assistance	pay	and payor
(in thousands):	Returns	program	discounts	rebates	Total
Balance at December 31, 2021	$43	$101	$48	$54	$246
Provision related to current period sales	10	574	19	210	813
Credit or payments made during the period	(5)	(666)	(62)	(244)	(977)
Balance at December 31, 2022	$48	$9	$5	$20	$82
Provision related to current period sales	4	156	3	344	507
Credit or payments made during the period	-	(165)	(2)	(310)	(477)
Balance at December 31, 2023	$52	-	6	54	112

6. Investment, Related Party

As of December 31, 2023 and December 31, 2022, our investment in equity securities consisted solely of 177,465 and 6,466,946, respectively of common shares of Biofrontera AG, a significant shareholder. (See Note 17. Related Party Transactions). Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold or transferred during the period. As reflected in the consolidated statements of cash flows, we received proceeds from sales of equity securities of approximately $0.6 million during the twelve months ended December 31, 2023. There were no proceeds from sales of equity securities during the twelve months ended December 31, 2022.

(in thousands):	December 31, 2023	December 31, 2022
Net losses recognized during the period on equity securities	$(7,421)	$(1,747)
Less: Net realized losses on equity securities sold or transferred	7,219	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	(202)	(1,747)

7. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz®. products. It is expected that all trade receivables will be settled within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivable are segmented into pools of assets depending primarily on delinquency status, and fixed reserve percentages are established for each pool of trade accounts receivable.

In determining the reserve percentages for each pool of trade accounts receivable, we considered our historical experience with certain customers, regulatory and legal environments and other relevant current and future forecasted macroeconomic factors. If we become aware of any customer-specific factors that impact credit risk, specific allowances for these known troubled accounts will be recorded.

The allowance for doubtful accounts was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively.

8. Other Receivables, Related Party

As of December 31, 2023 and 2022 the Company had a receivable, related party of $2.8 million (presented net in accounts payable, related party) and $6.5 million ($3.7 million short term and $2.8 million long term), respectively, primarily due from Biofrontera AG for its 50% share of the balance of a legal settlement (See Note 23. Commitments and Contingencies – Legal proceedings) for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement (“Allocation Agreement”) entered into on December 9, 2021 and as amended on March 31, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. The Allocation Agreement, as amended, provides certain remedies to the Company if Biofrontera AG fails to make timely reimbursements, which the Company may implement in its sole discretion, including the ability to charge interest at a rate of 6.0% per annum for each day that any reimbursement is past due and the ability to offset any overdue reimbursement amounts against payments owed to Biofrontera AG by the Company (including amounts owed under the Company’s license and supply agreement for Ameluz®). See Note 17. Related Party.

The Addendum to Amended and Restated License and Supply Agreement, effective December 5, 2023, and as amended on January 29, 2024, allows for us to set off the amounts due to Biofrontera AG and the Ameluz Licensor, with the amounts due from Biofrontera AG, and the Ameluz Licensor. As such, in accordance with ASC 210-20-45-1 the other receivables, related party have been offset against accounts payable, related parties for the year ended December 31, 2023. No reserve for the receivable was deemed necessary as of December 31, 2023 or December 31, 2022.

9. Inventories

Inventories are comprised of Ameluz®, Xepi® and the BF-RhodoLED® finished products.

The provision related to BF-RhodoLED® devices was negligible and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The provision for Xepi® inventory obsolescence was $0.1 million and negligible for the years ended December 31, 2022 and 2023, respectively. There was no provision relating to Ameluz® at December 31, 2022. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, we recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party, as the recalled lots of Ameluz products will be replaced by the Ameluz Licensor at no additional cost in accordance with the Ameluz LSA. See Note 25. Subsequent Events, Voluntary Product Recall of Limited Lots of Ameluz® for further discussion of the voluntary recall.

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
		$
Prepaid expenses	$305	$439
Security deposits	-	85
Other	120	286
Total	$425	$810

11. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Computer equipment	$94	$89
Computer software	27	27
Furniture & fixtures	81	81
Leasehold improvement	368	368
Machinery & equipment	121	146
Property and equipment, gross	691	711
Less: Accumulated depreciation	(557)	(507)
Property and equipment, net	$134	$204

Depreciation expense was $0.1 million for each of the years ended December 31, 2023 and 2022, respectively, which was included in selling, general and administrative expense on the consolidated statements of operations.

12. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Capitalized software costs	$15	$-
Xepi® license	4,600	$4,600
Less: Accumulated amortization	(1,986)	(1,568)
Intangible asset, net	$2,629	$3,032

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.4 million for each of the years ended December 31, 2023 and 2022.

We review the Xepi® license intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company has generated limited revenue from the sales of Xepi® during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further constraints on the commercialization of the product. However, Ferrer is qualifying a new Contract manufacturer, Cambrex, which is expected to begin production in the second half of 2024.

The Company performed an impairment analysis because of this situation, coupled with the relief from the start-up cost and contingent consideration payment obligations under the Release, which significantly increased the carrying value of the asset group, and determined no impairment charges were deemed necessary during the twelve months ended December 31, 2023.

Capitalized Software Costs. The Company capitalizes the application development phase costs of internal use software in accordance with ASC 350-40, “Intangibles-Goodwill and Other-Internal Use Software”. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion. There was no amortization expense as of December 31, 2023.

13. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2023, approximately $1.0 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,343	$17,208
Long-term restricted cash	200	200
Total cash and cash equivalent, and restricted cash shown on the statements of cash flows	$1,543	$17,408

Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Legal settlement (See Note 24)	$403	$6,207
Employee compensation and benefits	2,185	2,850
Professional fees	1,064	1,353
Distribution and Storage	118	40
Product revenue allowances and reserves	149	82
Other	568	332
Total	$4,487	$10,864

15. Income Taxes

As a result of the net losses, we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes for the years ended December 31, 2023 and December 31, 2022. Income tax expense incurred in 2023 and 2022 relates to state income taxes. At December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022

Income tax computed at federal statutory tax rate	21.00%	21.00%
State taxes	5.21%	(5.85)%
Permanent differences – non-deductible expenses	(0.48)%	(37.93)%
Change in fair value of contingent consideration	(0.10)%	133.62%
Change in fair value of warrant liabilities	3.27%	576.27%
Gain on legal settlement	2.61%	-
True-ups	(0.08)%	(7.42)%
Federal R&D Credits	0.04%	-
Change in valuation allowance	(31.61)%	(685.54)%
Effective income tax rate	(0.14)%	(5.85)%

The principal components of the Company’s deferred tax assets and liabilities consist of the following at December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$36,964	$30,450
Credit Carryforward	8	-
Intangible assets	4,270	4,824
Acquisition contract liabilities	-	(96)
Property and equipment	129	123
Accrued expenses and reserves	393	890
Stock based compensation	711	449
Lease liability	391	361
Other	40	-
ROU asset	(422)	(369)
Investment revaluation	43	(469)
Total deferred tax assets	42,527	36,163
Less valuation allowance	(42,527)	(36,163)
Net deferred taxes	$-	$-

The Company has had no federal income tax expense due to operating losses incurred since inception. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2023, the valuation allowance increased by $6.4 million, primarily due to the increase in the Company’s net operating loss carryforwards during the period.

As of December 31, 2023, the Company had approximately $148.6 million and $111.5 million of Federal and state net operating loss carryforwards, respectively. $139.0 million of the federal NOLs are not subject to expiration and the remaining NOLs begin to expire in 2036. These loss carryforwards are available to reduce future federal taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s shareholders.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations. As of December 31, 2023 the Company had no reserves for uncertain tax positions. For the year ended December 31, 2023 no estimated interest or penalties were recognized on uncertain tax positions.

The Company’s tax returns for 2019 through 2023 remain open and subject to examination by the Internal Revenue Service and state taxing authorities. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2023, we have not completed a formal Internal Revenue Code Section 382 analysis of our equity changes.

16. Debt

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

Advances under the Loan Agreement bear interest at the 30-Day Adjusted Term Secured Overnight Financing Rate (“SOFR”), set monthly on the first day of the month based on 30-Day Term SOFR plus a spread adjustment of 15 basis points and subject to a floor of 2.25%, plus 4.00% calculated and charged monthly in arrears. In the event of a called event of default, a default interest rate of 3.00% percent shall be added to the aforementioned rate. Under the terms of the Loan Agreement, amounts available for advances would be subject to a borrowing base, which is a formula based on certain eligible receivables and inventory, and a block on such availability in the amount of $650,000. Our borrowing capacity is based on our eligible receivables with an additional $1.0 million borrowing capacity based on inventory. The borrowing base is up to 85% of accounts receivable, plus the least of (a) $1.0 million for inventory and (b) 85% of accounts receivable, less borrowing base reserve, if any, as defined in the Loan Agreement. The Loan Agreement also includes an Unused Line Fee Rate of 0.375% of the credit limit less all outstanding advances, which shall be paid on a monthly basis.

The interest rate as of December 31, 2023 was 5.5% and interest expense for the twelve months ended December 31, 2023 was $0.1 million. The Company recorded approximately $0.2 million of costs related to the line of credit as an asset to be amortized on a straight-line basis over the term of the line of credit. The Company recognized minimal amortization expense in connection with this line of credit for the twelve months ended December 31, 2023, which is recorded as interest expense on the accompanying consolidated statement of operations. The line of credit balance as of December 31, 2023 was $0.2 million.

Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement and paid the outstanding principal balance on the revolving line of credit of approximately $194,000. We also paid a termination fee of $150,000 in connection with the early termination of the revolving line of credit.

Loan Facilities

On December 21, 2023, we entered into credit facilities with two different lenders, each pursuant to a Business Loan and Security Agreement for a term loan in the principal amount of $2,000,000, evidenced by a Secured Promissory Note, effective as of December 21, 2023.

Each of the Loans requires the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. Each of the Loans is secured by a security interest in substantially all of the Company’s assets (the “Collateral”). The default interest rate for each of the Loans is 5.0%.

Each of the Business Loan and Security Agreements includes limitations on the Company’s ability to sell, lease, transfer, or otherwise dispose of its assets outside the ordinary course of its business; or to create, incur, allow or suffer to exist any lien on any of its assets other than liens in favor of either lender and certain other permitted liens. Each of the Business Loan and Security Agreements also contains customary representations and warranties and customary events of default, upon the occurrence of which, after any applicable grace period, the applicable lender would have the ability to accelerate its loan and exercise remedies with respect to the Collateral.

The interest rate as of December 31, 2023 was 44% and interest expense for the twelve months ended December 31, 2023 was negligible. The loan balance as of December 31, 2023 was $3.7 million.

17. Related Party Transactions

License and Supply Agreement

On October 8, 2021, we entered into an amendment to the Ameluz LSA under which the price we pay per unit is based upon our sales history. Under the Ameluz LSA, the Company obtained an exclusive, non-transferable license to use Pharma’s technology to market and sell the licensed products Ameluz® and BF-RhodoLED® and must purchase the such products exclusively from Pharma. As a result of this amendment, the purchase price we pay the Ameluz Licensor for Ameluz® will be determined in the following manner:

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

Purchases of the licensed products from Pharma, inclusive of estimated and actual purchase price adjustments during the years ended December 31, 2023 and 2022 were $23.4 million and $17.9 million, respectively, and recorded in inventories in the consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Pharma as of December 31, 2023 and 2022 were $8.5 million and $1.3 million, respectively, which were recorded in accounts payable, related parties in the consolidated balance sheets.

On December 12, 2023, we entered into an addendum (the “Addendum”), effective as of December 5, 2023, to the Ameluz LSA. The Addendum provides, among other things, for a schedule of payments in relation to various financial obligations among the Company, Biofrontera Pharma, Biofrontera Bioscience, and Biofrontera AG, including updated terms relating to payments by the Company to Pharma for purchases of Licensed Products (as that term is defined in the Amulez LSA) under the Amulez LSA through the end of 2024. As of December 31, 2023 any receivable amounts from related parties were offset against accounts payable, related parties in accordance with the Addendum.

On February 19, 2024, we entered into the Second Amended and Restated License and Supply Agreement (the “Second A&R Amezuz LSA”), effective as of February 13, 2024, by and among the Company, Biofrontera Pharma, and Biofrontera Bioscience. See Note 24. Subsequent Events - Ameluz LSA Amendment, for new terms effective February 13, 2024.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement, or “Services Agreement”, which provides for the execution of statements of work, by and among the Company, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, primarily for regulatory support and pharmacovigilance. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us for as long as we deem necessary. We currently have statements of work in place regarding pharmacovigilance, regulatory affairs, medical affairs, information technology, and investor relations services and are continuously assessing the other services historically provided to us by Biofrontera AG to determine 1) if they will be needed, and 2) whether they can or should be obtained from other third-party providers.

As of December 31, 2023, we have migrated away from Biofrontera AG to third party providers for most of our significant information technology services. Expenses related to the Services Agreement were $0.2 million and $0.7 million for the years ended December 31, 2023 and 2022, which were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the Services Agreement were $0.1 million and $0.2 million as of December 31, 2023 and 2022, respectively which were recorded in accounts payable, related parties in the consolidated balance sheets.

As of December 31, 2023, any receivable amounts from related parties were offset against accounts payable, related parties in accordance with the Addendum.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was approximately $0.1 million for each of the years ended December 31, 2023 and 2022 and recorded as revenues, related party. Amounts due from Biofrontera Bioscience for clinical lamp and other reimbursements were approximately $0.2 million for each of the years ended December 31, 2023 and 2022, which were offset against accounts payable, related parties in accordance with the Addendum.

Others

The Company has recorded a receivable of $2.8 million and $6.4 million as of December 31, 2023 and December 31, 2022, respectively, due from Biofrontera AG for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. See Note 8. Other Receivables, Related Party.  The Company recognized $0 and $0.1 million of interest income in connection with this receivable for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and December 31, 2022, our investment, related party consisted solely of 177,465 and 6,466,946, respectively, of common shares of Biofrontera AG. In accordance with a Share Purchase and Transfer Agreement dated, November 3, 2022, the Company had purchased approximately 1,674,996 shares (of the total 6,466,946 shares) for $1.7 million from Maruho. The total investment was valued at $0.1 million and $10.5 million, as of December 31, 2023 and 2022, respectively. See Note 6. Investment, Related Party. In 2023, under the Release, the Company transferred 5,451,016 shares of our shares in Biofrontera AG to Maruho in exchange for the extinguishment of the total acquisition costs due to Maruho.

As of December 31, 2023, any receivable amounts for related party transactions among the Company, Pharma, Bioscience and Biofrontera AG were offset against accounts payable, related parties in accordance with the Addendum.

18. Stockholders’ Equity

Under the Company’s Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective July 3, 2023, the Company is authorized to issue 15,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share. See Note 2. Summary of Significant Accounting Policies for information relating to the Reverse Stock Split.

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

Registered Public Offering - On October 30, 2023, the Company entered into a securities purchase agreement (“2023 Purchase Agreement”) with an institutional investor for the purchase and sale, in a registered public offering (the “Public Offering”) by the Company of: (i) 150,000 shares of Common Stock at a combined offering price of $3.74, (ii) 1,055,000 pre-funded warrants to purchase up to 1,055,000 shares of Common Stock (the “Pre-Funded Warrants”) at a combined offering price of $3.7399 and (iii) 1,205,000 warrants to purchase up to 1,807,500 shares of Common Stock (the “Common Warrants”), resulting in gross proceeds of approximately $4.5 million. The Public Offering closed on November 2, 2023.

The Common Warrants are exercisable upon issuance, will expire five years following the date of issuance and have an exercise price of $3.55 per share. The Pre-Funded Warrants are exercisable upon issuance, will expire five years following the date of issuance and have an exercise price of $0.0001 per share.

Warrant Amendment

On October 30, 2023, in connection with the 2023 Purchase Agreement, the Company entered into an amendment to amend the 2022 Purchase Warrant and the 2022 Inducement Warrant (the “Existing Warrants Amendment”) pursuant to which the Company agreed, effective November 2, 2023, to (i) revise the exercise price of the Existing Warrants to $3.55 and (ii) extend the date until which the Existing Warrants can be exercised until November 2, 2028. No other terms of the Existing Warrants were revised or changed.

As a result of this amendment to the Existing Warrants, the Company recorded an inducement expense on modification of common stock warrants in the amount of $1.0 million. The loss represents the increase in fair value of the Existing Warrants, as amended. The increase in fair value was calculated as the difference in value immediately before and after modification using the Black-Scholes option pricing model. The fair value of the Existing Warrants was determined to be $0.4 million immediately prior to the modification in accordance with the following key assumptions:

	2022 Purchase	2022 Inducement
Stock price	$4.90	$4.90
Expiration term (in years)	4.04	3.08
Volatility	90.0%	90.0%
Risk-free Rate	4.66%	4.72%
Dividend yield	0.0%	0.0%

The fair value of the Existing Warrants was determined to be $1.4 million immediately after the modification in accordance with the following key assumptions:

	2022 Purchase	2022 Inducement
Stock price	$4.90	$4.90
Expiration term (in years)	5.00	5.00
Volatility	90.0%	90.0%
Risk-free Rate	4.60%	4.60%
Dividend yield	0.0%	0.0%

Warrants – The details of all outstanding warrants as of December 31, 2023 were as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2021	219,477	$99.69
Issued	463,686	35.77
Exercised	(221,307)	20.92
Balance, December 31, 2022	461,856	52.29
Issued	2,862,500	2.24
Exercised	-
Balance, December 31, 2023	3,324,356	$2.46

Reverse Stock Split - On July 3, 2023 Biofrontera Inc. effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock, $0.001 par value (the “Common Stock”). The Common Stock began trading on the Nasdaq Capital Market on a post-split basis on July 5, 2023.

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

Exercise of 2021 Purchase Warrant and Issuance of 2022 Inducement Warrant – On July 26, 2022, the Company entered into the Reprice and Reload Offer of Common Stock Purchase Warrants (the “Inducement Letter”) with the holder of the Company’s 2021 Purchase Warrant (the “Investor”). The Investor agreed to exercise for cash, the 2021 Purchase Warrant, in exchange for the Company’s agreement to (i) lower the exercise price of the 2021 Purchase Warrant from $105.00 to $32.40 per share and (ii) issue the 2022 Inducement Warrant to purchase up to 214,286 shares of common stock. The Company received proceeds of $4.6 million, from the exercise of the 2021 Purchase Warrant and expensed the related issuance costs of $0.3 million. The 2021 Purchase Warrant modification along with the fair value of the 2022 Inducement Warrant of $2.6 million was expensed as warrant modification expense in the accompanying consolidated statement of operations for the year ended December 31, 2022.

Private Placement – On May 16, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 PIPE”). In the May 2022 PIPE, the Company issued for the gross cash receipts of $9.4 million (i) 92,500 shares of the common stock, (ii) a warrant to purchase up to 170,950 shares of the common stock (“2022 Purchase Warrant”) and (iii) a warrant to purchase up to 78,450 shares of the common stock (“2022 Pre-Funded Warrant”). The purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock was $55.00. In connection with the 2023 Purchase Agreement, the Company entered into the Amendment to Common Stock Purchase Warrants effective November 2, 2023, to (i) revise the exercise price from $55.40 to $3.55 and (ii) extend the date which the warrant can be exercised from November 18, 2027 until November 2, 2028 for the 2022 Purchase Warrant. Because the warrants are accounted for as liabilities, the May 2022 PIPE proceeds were allocated the first to the warrants based on their fair value with the remaining proceeds allocated to common stock and additional paid in capital.

The 2022 Pre-Funded Warrant had a term of exercise equal to five (5) years with a nominal exercise price of $0.02 per share and was exercised on July 14, 2022, for a total of 78,450 shares of common stock, resulting in negligible net proceeds. As of December 31, 2023, there were no 2022 Pre-Funded Warrants outstanding.

Adoption of a stockholder rights plan. On October 13, 2022 the Company’s Board of Directors (“Board”) authorized and declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on October 24, 2022. In addition, one Right will automatically attach to each share of Common Stock issued between the record date of the distribution and the earlier of the distribution date and the expiration date of the Rights. Each Right entitles the registered holder to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.001 per share, of the Company at a cash exercise price of $5.00 per Unit, subject to adjustment, under certain conditions. The complete terms of the Rights are set forth in the Stockholder Rights Agreement, dated October 13, 2022, as amended by Amendment No. 1 to the Stockholder Rights Agreement, dated as of April 26, 2023, between the Company and Computershare Trust Company, N.A, as Rights agent.

While the stockholder rights plan described above (the “Rights Plan”) became effective immediately, the Rights would become exercisable only if a person or group, or anyone acting in concert with such a person or group, acquires beneficial ownership, as defined in the Rights Agreement, of 20% or more of the Company’s issued and outstanding common stock in a transaction not approved by the Board. The Rights Plan will expire on June 30, 2026.

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

Exchange Agreement – On October 25, 2022, the Company entered into private exchange agreements with certain holders of options to acquire ordinary shares, nominal value €1.00 per share, of Biofrontera AG pursuant to which the parties agreed to a negotiated private exchange, and closed on a series of private exchanges of 3,148,042 shares of the Company’s common stock in exchange for the AG Options.

19. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, the Board adopted, and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan). On December 12, 2022, the 2021 Plan was amended by our stockholders and the number of shares reserved and authorized for awards under the 2021 Plan was increased from 137,500 shares to 266,990 shares. The maximum contractual term for stock options issued under the 2021 Plan is ten years. As of December 31, 2023, there were 141,824 shares available for future awards under the amended 2021 Plan.

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

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Expected volatility	70% - 95%	55% -70%
Expected term (in years)	6.0	5.24 - 6.0
Risk-free interest rate	3.54%- 4.66%	1.34% - 4.10%
Expected dividend yield	0.0%	0.0%

The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $6.40 and $29.28, respectively.

Share-based compensation expense related to stock options of approximately $0.7 million and $0.8 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively.

Options outstanding and exercisable under the employee share option plan as of December 31, 2023 and 2022, and a summary of option activity during the year then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2021	30,737	$95.40	9.94	$1,691
Granted	64,572	$48.20
Exercised	-	$-
Canceled or forfeited	(8,358)	$76.11
Outstanding at December 31, 2022	86,951	$62.16	9.27	$1
Granted	49,730	$9.35
Exercised	-	$-
Canceled or forfeited	37,195	$52.55
Outstanding at December 31, 2023	99,486	$39.36	8.79	$-
Exercisable at December 31, 2023	27,815	$67.54	8.14	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2023 and December 31, 2022.

As of December 31, 2023, there was $0.9 million of unrecognized compensation cost related to unvested stock options held by employees and directors, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is estimated based on the closing market price of the Company’s common stock on the grant date.

Share-based compensation expense related to RSUs of $0.3 million and $1.0 million for the RSUs was recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022.

As of December 31, 2023, there was $0.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

The following table summarizes the activity for RSUs during the year ended December 31, 2022 and December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding balance at December 31, 2021	8,504	$95.40
Granted	17,176	52.20
Issued	(8,504)	95.40
Forfeited	-	-
Outstanding balance at December 31, 2022	17,176	$52.20
Awarded	-	-
Issued	(8,588)	52.20
Forfeited	(3,817)	52.20
Outstanding balance at December 31, 2023	4,771	$52.20

20. Interest Expense, net

Interest expense, net consists of the following:

	For years ended December 31,
(in thousands)	2023	2022
Interest expense	(220)	(12)
Interest expense, related party	(22)	-
Contract asset interest expense	(358)	(358)
Interest income- related party	-	165
Interest income – other	132	10
Interest expense, net	$(468)	$(195)

Interest expense is comprised primarily of interest on our Loan and Security Agreements.

Interest expense, related party relates to interest incurred on late payments to the Biofrontera Group.

Contract asset interest expense relates to the $1.7 million contract asset in connection with the $7.3 million start-up cost financing received from Maruho under the Cutanea acquisition Share Purchase Agreement. The contract asset was amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ended on December 31, 2023.

Interest income - related party, relates to default interest on the recorded receivable of $6.1 million as of September 30, 2022 from Biofrontera AG for its 50% share of the balance of a legal settlement.

Interest income – other, relates primarily to interest earned on funds deposited in our bank accounts.

21. Other Income, net

Other income, net consists of the following:

	For years ended December 31,
(in thousands)	2023	2022
Gain/Loss on termination of operating leases	134	93
Foreign currency transactions	(114)	(28)
Bank service charges	(92)	(8)
Other, net	(3)	(24)
Interest expense, net	$(75)	$33

22. Net Loss per Share

Basic net earnings (loss) per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. As noted in ASC 260-10-45-13, shares issuable for little to no consideration should be included in the number of outstanding shares used for basic EPS. As such, the 2022 Pre-Funded Warrants are included in the outstanding shares for EPS purposes. Diluted net earnings per common share are calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	For years ended December 31,
	2023	2022
Net loss	$(20,131)	$(640)
Weighted average common shares outstanding, basic and diluted	1,546,297	1,056,988
Net loss per share, basic and diluted	$(13.02)	$(0.61)

The following table sets forth securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

December 31,	2023	2022
Common stock warrants	2,269,356	459,856
Common stock options and RSUs	104,257	104,127
Unit Purchase Options	20,182	20,182
Total	2,393,795	584,165

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

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through March 2027.

The components of lease expense for the year ended December 31, 2023 were as follows (in thousands except lease term and discount rate):

Operating Lease expense	December 31, 2023	December 31, 2022
Amortization of ROU assets (operating lease cost)	$560	$653
Interest on lease liabilities	84	99
Total lease expense	$644	$752

Other Information
Operational cash flow used for operating leases	$733	$781
ROU assets obtained in exchange for lease liabilities	800	234
Weighted -average remaining lease term (in years)	2.22	2.54
Weighted -average discount rate	7.76%	6.31%

Future lease payments under non-cancelable leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,	Future lease commitments
2024	779
2025	587
2026	238
2027	31
Thereafter	-
Total future minimum lease payments	$1,635
Less imputed interest	$(140)
Total lease liability	$1,495

Reported as:	December 31, 2023
Operating lease liability, current	$691
Operating lease liability, non-current	804
Total	1,495

Ameluz LSA Sales Commitment

If we fail to earn $150 million in revenues from Ameluz® and the RhodoLED® lamp series over the preceding five (5) year period leading to the Ameluz LSA’s termination date (either fifteen (15) years from the date of the Amended and Restated License and Supply Agreement, dated June 16, 2021 or any later termination date following the automatic renewal of this Agreement), Biofrontera Pharma has the right to terminate the Ameluz LSA by providing one (1) year written notice. See Note 25, Subsequent Events, Amendments to the Ameluz LSA.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made in 2023 or 2022 related to Xepi® milestones.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

Settlement Agreement with DUSA Pharmaceuticals Inc.

On November 29, 2021, the Company entered into a settlement and release agreement with respect to a lawsuit filed March 23, 2018 in the United States District Court for the District of Massachusetts in which we were alleged to have infringed on certain patents and misappropriated certain trade secrets. In the settlement, the Company and Biofrontera AG together agreed to make an aggregate payment of $22.5 million and engage a forensic expert to destroy data at issue in the litigation to settle the claims in the litigation. On September 13, 2023, we were served with a new complaint filed by DUSA Pharmaceuticals Inc. See DUSA – 2023 Legal Claim section below for details.

As of December 31, 2023, we have reflected a legal settlement liability in the amount of $0.4  million for the remaining payments due under the settlement for the estimated remaining cost of the forensic expert and a related receivable from related party of $2.8 million (presented net in accounts payable, related party) for the remaining legal settlement costs to be reimbursed in accordance with the Settlement Allocation Agreement, which provided that the settlement payments, including the cost of the forensic expert, would first be made by the Company and then reimbursed by Biofrontera AG for its share.

Settlement Agreement with Biofrontera AG

Pursuant to the terms of that certain Settlement Agreement, dated as of April 11, 2023, among the Company, Biofrontera AG and certain current and former directors of the Company (the “AG Settlement Agreement”), the Company has taken or committed, among other things, to take the following actions:

●	On July 7, 2023, in connection with the AG Settlement Agreement, Board appointed Heikki Lanckriet to the Board. Mr. Lanckriet will serve as a Class I Director to hold office for a term expiring at the annual meeting of the Company’s stockholders for fiscal year 2025. Mr. Lanckriet’s term as director began upon his appointment at the July 7, 2023 meeting.
●	The Company will begin a search, pursuant to the conditions set forth in the AG Settlement Agreement including a strike right granted to the aforementioned director nominated by Biofrontera AG, for an additional director candidate, who is fully independent from Biofrontera AG, Deutsche Balaton Aktiengesellschaft and any of their respective affiliates, to be nominated for election as a Class II Director at the Company’s 2024 annual meeting of stockholders.
●	The Board will increase its size to seven members, including the two directors appointed and elected pursuant to the AG Settlement Agreement as noted above.

In addition, the AG Settlement Agreement contains provisions to maintain Biofrontera AG’s representation on the Board as long as it holds at least 20% of the Company’s outstanding common stock and to limit further increases in the size of the Board or changes to the Company’s stockholder rights plan. Under the AG Settlement Agreement, Biofrontera AG also agrees, subject to certain conditions, to vote in support of the directors nominated by, and the proposals recommended by, the Board. With the closing of the Securities Purchase Agreement, dated February 19, 2024 (see Note 25. Subsequent Events), Biofrontera AG ceased to own at least 20% of our common stock outstanding. Accordingly, if Biofrontera AG does not acquire sufficient shares of our common stock to own at least 20% within 30 days from the date of notice, February 26, 2024, the Board representation provisions, and the standstill/voting provisions noted above shall terminate. Our Related Party Transaction Committee has elected to waive the requirement that AG must cause its sitting non-independent director, Heikki Lanckriet, to resign from his position of director.

DUSA – 2023 Legal Claim

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

Matching contribution costs paid by the Company were $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

25. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of December 31, 2023 through the date this Annual Report on Form 10-K was filed with the SEC.

Termination of Loan Agreement

Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement (See Note 16. Debt). We repaid the outstanding principal balance on the revolving line of credit of approximately $194,000 and paid a termination fee of $150,000 in connection with the early termination of the revolving line of credit.

Exercise of 2023 Pre-Funded Warrants

On January 8, 2024 and February 2, 2024, an investor exercised 167,000 and 888,000 the 2023 Pre-Funded Warrants, respectively and purchased a total of 1,055,000 shares of common stock at an exercise price of $.0001 per share, resulting in negligible net proceeds,

Notice from Nasdaq

On November 22, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of Nasdaq notifying us that, because our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2023 was $1,038,000, we are no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. Additionally, as of the date of the Notice, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Form 10-K, we do not satisfy Nasdaq Marketplace Rule 5550(b).

We submitted a compliance plan to Nasdaq on January 8, 2024. The compliance plan was accepted and we were granted 180 calendar days from November 22, 2023 to evidence compliance.

Amendments to the Ameluz LSA

On January 29, 2024, we entered into an amendment and restatement (the “Amendment”), effective January 26, 2024, of the Ameluz LSA. The Amendment modifies a schedule of payments in relation to various financial obligations among the Company, Biofrontera Pharma, Biofrontera Bioscience, and Biofrontera AG, including terms relating to payments by the Company to Biofrontera Pharma for purchases of Licensed Products (as that term is defined in the Ameluz LSA) under the Ameluz LSA. Among other things, the Addendum provides that payment that was due from the Company on January 31, 2024 be deferred to February 29, 2024.

On February 19, 2024, we entered into the Second A&R Ameluz LSA, effective as of February 13, 2024, by and among the Company, Biofrontera Pharma, and Biofrontera Bioscience. The Second A&R Ameluz LSA amends and restates the Ameluz LSA, originally dated as of October 1, 2016 which was previously amended on July 1, 2019, June 16, 2021, October 8, 2021, December 5, 2023 and January 26, 2024.

Among other things, the Second A&R Ameluz LSA has been amended to (i) change the Transfer Price (as defined in the Second A&R Ameluz LSA) to 25% through 2025 and then increasing over time pursuant to the schedule set forth in the Second A&R Ameluz LSA to a maximum of 35% starting in 2032, subject to a minimum dollar amount per unit, from the previous Transfer Price of 50% of annual revenue up to $30 million, and then decreasing on further sales until reaching 30% of annual revenue at and above $50 million, (ii) provide for the transfer of responsibilities for Ongoing Trials (as defined in the Second A&R Ameluz LSA) on or before June 1, 2024, including the Company assuming related contracts and transferring key personnel from Pharma and Bioscience to the Company, and (iii) make the failure to achieve the applicable Annual Minimum Sales (as defined in the Second A&R Ameluz LSA) a termination event in certain circumstances, unless waived by Biofrontera Pharma and Biofrontera Bioscience. The Second A&R Ameluz LSA also includes an Addendum to the Second A&R Ameluz LSA which modifies a schedule of payments in relation to various financial obligations among the Company, Biofrontera Pharma, Biofrontera Bioscience, and Biofrontera AG, including terms relating to payments by the Company to Biofrontera Pharma for purchases of Licensed Products (as that term is defined in the Second A&R Ameluz LSA) under the Second A&R Ameluz LSA. Based on the most current budget projections, we expect to order Ameluz to be delivered in Q4 2024, and therefore, the positive effects of the Second A&R Ameluz LSA amendment will not be realized until then.

In connection with the Second A&R Ameluz LSA, the Company entered into a Release of Claims, dated February 13, 2024, by and among the Company, Biofrontera Pharma and Biofrontera Bioscience, pursuant to which the Company agreed to release Biofrontera Pharma and Biofrontera Bioscience from all claims and liabilities arising out of or relating to any failure by Biofrontera Pharma and Biofrontera Bioscience to perform certain obligations under the Second A&R Ameluz LSA with respect to clinical trials that the Company will assume responsibility for under the Second A&R Ameluz LSA.

Voluntary Product Recall of Limited Lots of Ameluz®

On February 9, 2024, we were notified that our Ameluz Licensor, had initiated a voluntary recall of a limited number of lots of Ameluz® due to a manufacturing defect in the impacted product’s packaging, which is provided by an unaffiliated supplier. In its communication, the Ameluz Licensor confirmed that the recalled product is not likely to cause adverse health consequences. We have notified all impacted physician customers of this recall and have arranged for the prompt replacement of the recalled products. There were no sales of recalled product for the year ended December 31, 2023. See Note 9. Inventories for impact to inventory as of December 31, 2023.

Pursuant to the Ameluz LSA, the Company will not bear any financial responsibility for the costs associated with this recall. As such, the Company does not anticipate a material financial impact on its business as a result of the recall.

Securities Purchase Agreement for Series B Convertible Preferred

On February 19, 2024, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with certain accredited investors (the “Preferred Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), (i) 6,586 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) warrants (the “Preferred Warrants”) to purchase shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) for an aggregate offering price of $8.0 million. Each share of Series B-1 Preferred Stock was sold for $1,000 per share and the consideration for each Preferred Warrant was $0.125 per share of common stock that each share of Series B-3 Preferred Stock may be converted into. The net proceeds of the Offering were approximately $7.2 million, after deducting fees paid to the placement agent and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital purposes and other general corporate purposes and ongoing activities related to expediting the development and approval of additional indications for Ameluz®.

The aggregate exercise price of the Preferred Warrants is approximately $8.0 million, exercisable for an aggregate of 8,000 shares of Series B-3 Preferred Stock commencing on the Exercisability Date (as defined in the Form of Preferred Warrant) until the earlier of (i) 5 days following the date of completion of (A) the Company’s public announcement of (I) at least 95% of the Company’s territory managers, medical science liaisons, and reimbursement employees are using the Company’s customer relationship management system routinely or on a performance improvement plan and (II) the Company’s revenue for the period starting on January 1, 2024 and ending no earlier than April 30, 2024 excluding revenue from related parties (including Biofrontera AG) is at least 5% higher than the Company’s revenue excluding revenue from related parties (including Biofrontera AG) for the corresponding period of the same length, starting on January 1, 2023, which announcement shall be made promptly after certification by the Company’s board of directors that such targets have been completed, and (B) the Stockholder Approval (as defined below) and (C) the effectiveness of a registration statement with the U.S. Securities and Exchange Commission covering the resale of the Common Stock underlying all shares of Series B-3 Preferred Stock (as defined below) and (ii) February 22, 2027.

Subject to the terms and limitations contained in the Certificate of Designation, the shares of the Series B-1 Preferred Stock issued in the Offering are immediately convertible and the Series B-3 Preferred Stock issuable upon exercise of the Warrants issued in the Offering will not become convertible until the Company’s stockholders approve (i) the issuance of all Common Stock issuable upon conversion of the Issued Preferred Stock and the Series B-3 Preferred Stock or the Series B-3 Preferred Stock upon exercise of the Preferred Warrants to the extent required under the Nasdaq listing rules, (iii) an increase to the Company’s authorized share capital (collectively, the “Stockholder Approval”).

Pursuant to the Preferred Purchase Agreement and as soon as practicable following the date of the Stockholder Approval, the Company shall appoint two independent directors to the Company’s Board who are designated by Rosalind Advisors, Inc.

On February 22, 2024, concurrent with the closing of the Offering, each purchaser delivered a notice of initial conversion requesting that the Company convert the Series B-1 Preferred Stock they had acquired in the Offering up to the Cap (as defined in the Certificate of Designation) for each purchaser. As a result of this conversion, the Company issued 2,516,785 shares of the Company’s common stock to the purchasers, and as of February 22, 2024, the total number of the Company’s outstanding shares of common stock is 5,089,413 and the total number of the Company’s outstanding shares of Series B-1 Convertible Preferred Stock is 4,806, with 6,793,893 shares of common stock issuable upon conversion of the Series B-1 Preferred. Upon obtaining the Stockholder Approval, there will be 11,309,019 shares of common stock issuable upon conversion of all of the Series B-3 Convertible Preferred Stock, that may be acquired upon exercise of the Warrants.

Amendment to Articles of Incorporation - Series B Preferred Stock

Pursuant to the terms of the Preferred Purchase Agreement, on February 20, 2024, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 6,586 shares of its authorized and unissued preferred stock as Series B-1 Preferred Stock, 6,586 shares as Series B-2 Preferred Stock and 8,000 shares as Series B-3 Convertible Preferred Stock, each with a stated value of $1,000 per share. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series B Preferred Stock. The company will need to increase the number of authorized shares from the current 15,000,000 in order to have enough common shares available to allow for the conversion of the B-2 and B-3 Preferred Stock. The Board of Directors has approved an increase of authorized shares up to 35,000,000 on March 4, 2024, subject to shareholder approval.

The following is a summary of the terms of the Series B Preferred Stock:

Voting Rights. Subject to certain limitations described in the Certificate of Designation, the Series B Preferred Stock is voting stock. Holders of the Series B Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series B Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Unless and until the Company has obtained the Stockholder Approval, the number of shares of Common Stock that shall be deemed issued upon conversion of the Series B Preferred Stock (for purposes of calculating the number of aggregate votes that the holders of Series B Preferred Stock are entitled to on an as-converted basis) will be equal to that number of shares equal to 9.9% of the Company’s outstanding Common Stock as of the Signing Date (excluding for purposes of the calculation, any securities issued on the Signing Date) (the “Cap”), which each such holder being able to vote the number of shares of Series B Preferred Stock held by it relative to the total number of shares of Series B Preferred Stock then outstanding multiplied by the Cap. Notwithstanding the foregoing, the holders of the Series B Preferred Stock are not entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock-basis with regard to the approval of the issuance of units upon conversion of the Series B-1 Preferred Stock and the issuance of all Common Stock upon conversion of the Series B Preferred Stock.

Conversion. Prior to the Stockholder Approval, the Series B Preferred Stock is not convertible in excess of the Cap. Following the Stockholder Approval, each share of Series B-1 Preferred Stock will automatically convert into either Common Stock or, to the extent the conversion would cause a holder to exceed their beneficial ownership limitation, shares of Series B-2 Preferred Stock.

Liquidation. Prior to the Stockholder Approval, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or Deemed Liquidation Event (any such event, a “Liquidation”) the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or the other proceeds available for distribution to stockholders, before any payment shall be made to the holders of any other shares of capital stock of the Company by reason of their ownership thereof, an amount per share equal to the greater of (i) three times the Original Per Share Price, together with any dividends accrued but unpaid thereon (the “Liquidation Preference”) or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock (without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise) immediately prior to such Liquidation (the amount payable pursuant to this sentence is hereinafter referred to as the “Series B Liquidation Amount”). If upon any such Liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full Liquidation Preference, the holders of shares of Series B Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the payment in full of all Series B Liquidation Amount, the remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Series B Preferred Stock pursuant to the Certificate of Designation shall be distributed among the holders of shares of Common Stock, pro rata based on the number of shares held by each such holder.

Following the Stockholder Approval, upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise.

Redemption. Unless prohibited by Delaware law governing distributions to stockholders, in the event the Stockholder Approval is not obtained within one year following the Issuance Date, shares of Series B-1 Preferred Stock shall be redeemed by the Company at a price equal to the then Liquidation Preference at any time for up to three years following the Issuance Date commencing not more than 60 days after receipt by the Company at any time on or after the one year anniversary of the Issuance Date of written notice from the holders of a majority of the then outstanding shares of Series B-1 Preferred Stock, voting together as a single class (the “Redemption Request”) requesting redemption of all shares of Series B-1 Preferred Stock (such date, the “Redemption Date”). Upon receipt of a Redemption Request, the Company shall apply all of its assets to any such redemption, and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders. On the Redemption Date, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series B-1 Preferred Stock owned by each holder, the total number of shares of Series B-1 Preferred Stock outstanding immediately prior to the Redemption Date; provided, however, that Excluded Shares (as defined in the Certificate of Designation) shall not be redeemed and shall be excluded from the calculations set forth in this sentence. If, on the Redemption Date, Delaware law governing distributions to stockholders prevents the Company from redeeming all shares of Series B-1 Preferred Stock to be redeemed, the Company shall ratably redeem the maximum number of shares that it may redeem consistent with such law, and shall redeem the remaining shares as soon as it may lawfully do so under such law.

Participation Right. For a period of one year following closing of the transactions, the purchasers will have the right to participate as an investor in any securities offering consummated by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2023, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the 2023 fiscal year covered by this Form 10-K,or alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2023, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the 2023 fiscal year covered by this Form 10-K,or alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2023, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the 2023 fiscal year covered by this Form 10-K,or alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2023, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the 2023 fiscal year covered by this Form 10-K,or alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2023, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the 2023 fiscal year covered by this Form 10-K,or alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023

3.5	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024).

4.1*	Description of Securities

4.2	Form of IPO Unit Purchase Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.3	Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.4	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

4.6	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

4.7	Form of 2022 Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

4.8	Form of 2022 Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

4.9	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2022).

4.10	Stockholder Rights Agreement, dated as of October 13, 2022, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 14, 2022)

4.11	Amendment No. 1 to the Stockholder Rights Agreement, dated as of April 26, 2023, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 28, 2023).

4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

4.14	Form of Series B-3 Convertible Preferred Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

10.1#	Amended and Restated License and Supply Agreement dated June 16, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.1 to Company’s Form S-1 filed with the SEC on July 6, 2021).

10.2#	License and Supply Agreement dated March 10, 2014 by and between Ferrer Internacional, S.A. and Medimetriks Pharmaceuticals, Inc., as amended by Amendment No. 1 and Consent and Acknowledgment Agreement with respect thereto (incorporated by reference to Exhibit 4.14 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.3#	Amendment No. 1 to License and Supply Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.15 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.4	Consent and Acknowledgement Agreement dated March 5, 2018 by and between Medimetriks Pharmaceuticals, Inc. and Ferrer Internacional, S.A. (incorporated by reference to Exhibit 4.16 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.5#	Supply Agreement dated March ___, 2018 by and between Ferrer Internacional, S.A. and Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.17 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

10.6†	Employment Agreement – Erica Monaco (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 12, 2021).

10.7	Second Intercompany Revolving Loan Agreement dated March 31, 2021 by and between the Company and Biofrontera AG (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.8	Amended and Restated Master Contract Services Agreement, by and among the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 6, 2021).

10.9	Quality Agreement dated November 1, 2016, between the Company and Biofrontera Pharma GmbH (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 26, 2021).

10.10	Intercompany Services Agreement dated January 1, 2016, between the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 16, 2021

10.11†	Amended Employment Agreement dated October 1, 2021 – Hermann Lübbert (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2021).

10.12†	2021 Omnibus Incentive Plan (as amended and restated on December 12, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2022).

10.13†	Form of Restricted Stock Unit Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.14†	Form of Nonqualified Stock Option Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.15†	Form of Nonqualified Stock Option Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021).

10.16†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 filed with the SEC on October 12, 2021).

10.17#	Corrected Amendment to Amended and Restated License and Supply Agreement dated October 8, 2021 by and among Biofrontera Pharma GmbH, Biofrontera Bioscience GmbH and Biofrontera Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 7 to the Company’s Form S-1 filed with the SEC on October 13, 2021).

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 3, 2021).

10.20†	Amendment to Amended Employment Agreement effective as December 15, 2021 and dated March 2, 2022 — Herman Lübbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

10.21	Amended Settlement Allocation Agreement dated March 31,2022 between the Company and Biofrontera Bioscience GmbH, Biofrontera Pharma GmbH, Biofrontera Development GmbH, Biofrontera Neuroscience GmbH, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.22†	Amendment to Employment Agreement effective as April 1, 2022 — Erica Monaco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 5, 2022).

10.23	Form of Securities Purchase Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.24	Form of Registration Rights Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.25	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2022)

10.26†	Employment Agreement —Fred Leffler (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 24, 2022)

10.27	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 31, 2022)

10.28#

Settlement Agreement dated April 11, 2023 between Biofrontera Inc., Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 12, 2023)

10.29	Securities Purchase Agreement, dated October 30, 2023, by and between Biofrontera Inc. and an institutional investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

10.30

Placement Agency Agreement, dated October 30, 2023, by and between Biofrontera Inc. and Roth Capital Partner, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 2, 2023)

10.31

Amendment to Common Stock Purchase Warrants, dated October 30, 2023, by and between Biofrontera Inc. and institutional investor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 2, 2023)

10.32

Amendment No. 1 to Settlement Agreement dated as of October 12, 2023, between Biofrontera Inc., Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.33	Addendum to Amended and Restated License and Supply Agreement, dated as of December 12, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023)

10.34*	Amended and Restated Business Loan and Security Agreement between Biofrontera Inc. and Agile Capital Funding, LLC and Agile Lending, LLC, dated as of December 21, 2023

10.35*	Business Loan and Security Agreement between Biofrontera Inc. and Cedar Advance, LLC, dated as of December 21, 2023

10.36	Confidential Settlement Agreement and Mutual Release, dated as of December 27, 2023 and effective as of December 22, 2023, by and between the Company and Maruho (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024)

10.37	Amended and Restated Addendum to Amended and Restated License and Supply Agreement, dated January 29, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2024)

10.38

Second Amended and Restated License and Supply Agreement, dated February 19, 2024, between the Company, Pharma and Bioscience. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024)

10.39	Release of Claims, dated February 13, 2024, between the Company, Pharma and Bioscience. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024)

10.40

Form of Securities Purchase Agreement, dated February 19, 2024, by and amount Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

10.41	Placement Agency Agreement, dated February 19, 2024, by and between Biofrontera Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

21.1*	List of Subsidiaries of the Company

23.1*	Consent of Marcum LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97*	Compensation Clawback Policy, as approved by the Board of Directors on November 29, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woburn, Commonwealth of Massachusetts, on March 15, 2024.

BIOFRONTERA INC.

By:	/s/ Hermann Lübbert
Name:	Hermann Lübbert
Title:	Chief Executive Officer and Chairman

Signature	Title	Date

/s/ Hermann Lübbert	Chief Executive Officer and Chairman	March 15, 2024
Hermann Lübbert	(Principal Executive Officer)

/s/ E. Fred Leffler	Chief Financial Officer	March 15, 2024
E. Fred Leffler	(Principal Financial Officer) (Principal Accounting Officer)

/s/ John J. Borer	Director	March 15, 2024
John J. Borer

/s/ Beth J. Hoffman	Director	March 15, 2024
Beth J. Hoffman

/s/ Heikki Lanckriet	Director	March 15, 2024
Heikki Lanckriet

/s/ Kevin D. Weber	Director	March 15, 2024
Kevin D. Weber

