Form 10-Q
period 2024-03-31
Biofrontera Inc.
filed 2024-05-15
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ No ☒

As of May 15, 2024 there were 5,089,413 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,817	$1,343
Investment, related party	23	78
Accounts receivable, net	3,520	5,162
Other receivables, related party	171	-
Inventories, net	6,905	10,908
Prepaid expenses and other current assets	560	425
Other assets, related party	5,159	5,159

Total current assets	20,155	23,075

Property and equipment, net	120	134
Operating lease right-of-use assets	1,416	1,612
Intangible asset, net	2,556	2,629
Other assets	328	482

Total assets	$24,575	$27,932

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,717	3,308
Accounts payable, related parties	4,044	5,698
Operating lease liabilities	690	691
Accrued expenses and other current liabilities	4,230	4,487
Short term debt	2,355	3,904

Total current liabilities	14,036	18,088

Long-term liabilities:
Warrant liabilities	11,731	4,210
Operating lease liabilities, non-current	621	804
Other liabilities	33	37

Total liabilities	26,421	23,139

Commitments and contingencies (Note 17)

Mezzanine equity:
Series B-1 Convertible Preferred Stock, $0.001 par value, 6,586 share authorized, 4,806 and zero shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,570	-
Series B-2 Convertible Preferred Stock, $0.001 par value, 6,586 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Series B-3 Convertible Preferred Stock, $0.001 par value, 8,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-

Stockholders’ equity:
Preferred Stock, $0.001 par value, 19,978,828 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.001 par value, 15,000,000 shares authorized; 5,089,413 and 1,517,628 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	2
Additional paid-in capital	104,666	104,441
Accumulated deficit	(110,087)	(99,650)

Total stockholders’ equity	(5,416)	4,793

Total liabilities, mezzanine equity and stockholders’ equity	$24,575	$27,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Products revenues, net	$7,901	$8,715
Revenues, related party	11	18

Total revenues, net	7,912	8,733

Operating expenses
Cost of revenues, related party	3,946	4,547
Cost of revenues, other	170	51
Selling, general and administrative	9,250	9,800
Selling, general and administrative, related party	(4)	27
Research and development	17	-
Change in fair value of contingent consideration	-	(200)

Total operating expenses	13,379	14,225

Loss from operations	(5,467)	(5,492)

Other income (expense)
Change in fair value of warrant liabilities	(3,429)	1,028
Change in fair value of investment, related party	3	(2,941)
Loss on debt extinguishment	(316)	-
Interest expense, net	(1,407)	(35)
Other income (expense), net	180	(33)

Total other income (expense)	(4,969)	(1,981)

Loss before income taxes	(10,436)	(7,473)
Income tax expense	1	5

Net loss	$(10,437)	$(7,478)

Loss per common share:
Basic and diluted	$(2.88)	$(5.60)

Weighted-average common shares outstanding:
Basic and diluted	3,623,593	1,334,950

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three Months Ended March 31, 2024 and 2023

	Mezzanine Equity		Stockholders’ Equity
	Series B-1 Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, January 1, 2024	-	$-	1,517,628	$2	$104,441	$(99,650)	$4,793
Exercise of pre-funded warrants	-	-	1,055,000	1	(1)	-	-
Issuance of Series B Preferred Stock and Warrants	6,586	3,570	-	-	-	-	-
Conversion of Series B-1 Preferred into common stock	(1,780)	-	2,516,785	2	(2)	-	-
Stock based compensation	-	-	-	-	228	-	228
Net loss	-	-	-	-	-	(10,437)	(10,437)
Balance, March 31, 2024	4,806	$3,570	5,089,413	$5	$104,666	$(110,087)	$(5,416)

Balance, January 1, 2023	-	$-	1,334,950	$1	$103,396	$(79,519)	$23,878
Stock based compensation	-	-	-	-	351	-	351
Net loss	-		-	-	-	(7,478)	(7,478)
Balance, March 31, 2023	-	$-	1,334,950	$1	$103,747	$(86,997)	$16,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:

Net income (loss)	$(10,437)	$(7,478)

Adjustments to reconcile net income (loss) to cash flows used in operations:

Depreciation	21	22
Amortization of right-of-use assets	179	139
Amortization of acquired intangible assets	107	105
Realized/unrealized (gain)/ loss in investment, related party	(3)	2,941
Change in fair value of contingent consideration	-	(200)
Change in fair value of warrant liabilities	3,429	(1,028)
Stock-based compensation	228	351
Allowance for credit losses	66	14
Loss on debt extinguishment	316	-
Non-cash interest expense	151	89

Changes in operating assets and liabilities:
Accounts receivable	1,576	(381)
Other receivables, related party	(165)	2,720
Prepaid expenses and other assets	(119)	(830)
Inventories	4,003	499
Accounts payable and related party payables	(2,250)	(792)
Operating lease liabilities	(166)	(134)
Accrued expenses and other liabilities	(261)	274

Cash flows used in operating activities	(3,325)	(3,689)

Cash flows from investing activities
Sales of equity investment, related party	57	-
Purchases of property and equipment	(57)	(14)

Cash flows provided by (used) in investing activities	-	(14)

Cash flows from financing activities
Proceeds from issuance of series B-1 preferred stock and warrants to purchase series B-3 preferred stock in a private placement, net of issuance costs	7,662	-
Payment of principal short-term debt	(1,506)	-
Payments to extinguish line of credit	(357)	-

Cash flows provided by financing activities	5,799	-

Net increase (decrease) in cash and cash equivalents	2,474	(3,703)
Cash, cash equivalents and restricted cash, at the beginning of the period	1,543	17,408

Cash, cash equivalents and restricted cash, at the end of the period	$4,017	$13,705

Supplemental disclosure of cash flow information
Interest paid	$1,173	$-
Income taxes paid, net	$-	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware Corporation (the “Company” or “Biofrontera”), is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection.

The Company includes its wholly owned subsidiary Bio-FRI GmbH (“Bio-FRI”), a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma GmbH (“Biofrontera Pharma”) and Biofrontera Bioscience GmbH (“Biofrontera Bioscience,” and, together with Biofrontera Pharma, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG, a company holding more than five percent of the Company’s common stock.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement (the “Ameluz LSA”) with the Ameluz Licensor.

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”), assumed by the Company on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”), enables the Company to market and sell this product in the United States. The Company has generated limited revenue from sales of Xepi during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further delays of our commercialization of the product. However, Ferrer is in the process of qualifying a new contract manufacturer. Once Cambrex is qualified, we expect the supply of Xepi® will meet the future market demand.

Liquidity and Going Concern

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $3.3 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company had an accumulated deficit as of March 31, 2024 of $110.1 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. During the three months ended March 31, 2024, we received net proceeds of $7.3 million from the issuance of preferred stock and warrants, net of issuance costs (See Note 13. Mezzanine Equity and Stockholders’ Equity). As of March 31, 2024, we had cash and cash equivalents of $3.8 million, compared to $1.3 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional liquidity.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Form 10-Q are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statement are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In an effort to alleviate these conditions, management’s plans include adhering to the 2024 budget approved by the Board of Directors (the “Board”), which includes significant sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States while decreasing discretionary expenses by approximately $5.5 million when compared to the year ended 2023. We have reduced spending at both the commercial and general and administrative level but do not expect these reductions to impact our ability to grow and achieve our revenue targets.

On February 19, 2024, the Company entered into the Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”) with the Ameluz Licensor, effective as of February 13, 2024. The terms of the Second A&R Ameluz LSA is expected to significantly reduce our cost of inventory in the future. The Company will begin to see gross margins of its primary product, Ameluz®, of approximately 75% as opposed to the prior 50% beginning with inventory purchases after the execution date. This will reduce our cash needs for inventory which will be partially offset by increased R&D costs, resulting in expected net savings of $1.5 million through May 2025 and continuing in subsequent years.

In addition, on February 19, 2024, the Company entered into securities purchase agreements (collectively, the “Preferred Purchase Agreement”) with healthcare-focused institutional investors resulting in net proceeds of $7.3 million, which the Company received on February 22, 2024. Under the Preferred Purchase Agreement, we also issued warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock at an exercise price of $1,000 per share. As of May 15, 2024 all five investors have exercised the B-3 Preferred Convertible Share Warrants and the Company received net proceeds of $7.4 million. See Note 13. Mezzanine Equity and Stockholder’s Equity for more details regarding the Preferred Purchase Agreement.

Based on management’s plans described above, combined with the impact of the Second A&R Ameluz LSA and Preferred Purchase Agreement, the Company’s management believes that the Company will have sufficient liquidity and probable financing to meet its funding requirements for at least one year from the date the financial statements in this Form 10-Q are issued. However, this will depend on several factors, including executing on its sales plan within the time period needed and controlling our operating costs, as well as other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all which could result in a material adverse effect on the Company, as well as its business, financial condition, results of operations, growth prospects and financial statements.

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

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2024, the Company’s operating results for the three months ended March 31, 2024 and 2023, and the Company’s cash flows for the three months ended March 31, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the year ended December 31, 2023.

Mezzanine equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The guidance is effective for the Company in the first quarter of fiscal year 2024. The adoption of ASU 2020-06 did not have a material impact on our results of operations or financial position.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment’s expenses, even for companies with only one reportable segment. The Company is required to adopt the guidance for its 2024 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company’s results of operations or financial position.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	March 31, 2024	December 31, 2023
Assets:
Investment, related party	1	$23	$78
Liabilities:
Warrant liability – 2022 Purchase Warrants	3	$162	$328
Warrant liability - 2022 Inducement Warrants	3	$204	$412
Warrant liability – 2023 Purchase Warrants	3	$1,717	$3,470
Warrant liability - 2024 Preferred Warrants	3	$9,648	$-
Total Liabilities		$11,731	$4,210

Investment, related party

As of March 31, 2024 and December 31, 2023, the Company held as an investment, 63,415 and 177,465, respectively, common shares of Biofrontera, AG, a company who holds a greater than five percent of our Common Stock and is traded on the Frankfurt Stock Exchange. The fair values of these investments were determined with Level 1 inputs through references to quoted market prices. See Note 12. Related Party Transactions.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of Common Stock originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”), (ii) warrants to purchase 214,286 shares of Common Stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”), (iii) warrants to purchase 1,807,500 shares of Common Stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share ( the “2023 Purchase Warrants”) and (iv) warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “2024 Preferred Warrants”).

The 2022 Purchase Warrants, the 2022 Inducement Warrants and the 2023 Purchase Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The 2024 Preferred Warrants are also accounted for as liabilities as they are redeemable in the event of a change in control, which is not solely within the control of the Company. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations.

The fair value for the Level 3 2024 Preferred Warrants was estimated utilizing a probability weighted average approach, which incorporated two scenarios. In scenario one, the warrant value was based on the underlying value of the convertible preferred stock, using an option-pricing model backsolve that solved for the value of our publicly traded equity on the valuation date to obtain the valuation date fair value of the Series B-3 Convertible Preferred Stock, then applied the Series B-3 Convertible Preferred Stock value into the Black-Scholes-Merton (“BSM”) model equation to determine the value of the Series B-3 convertible warrants. In scenario two, the warrant value is based on the underlying value of the publicly traded common equity value. scenario two assumes the preferred stock will be converted into Common Stock prior to a liquidity event. A simple BSM model was utilized to value the warrant under scenario two, using the closing price of our Common Stock.

The BSM model used the following inputs and assumptions (i) expected stock price volatility of 79.3% to 105%; (ii) risk-free interest rate of 5.39%; to 5.41% (iii) expected life of the warrants of .21 to .11 years and (iv) dividend yield of 0.0%.

The fair value for the Level 3 2022 Purchase Warrants, 2022 Inducement Warrants and the 2023 Purchase Warrants was estimated using a BSM model. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations. The fair value of these warrants was determined using the BSM option pricing model based on the following assumptions for the period indicated.

March 31, 2024
Stock price	$1.54
Expiration term (in years)	4.59
Volatility	100%
Risk-free Rate	4.20%
Dividend yield	0%

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2024	2023
Fair value at beginning of period	$4,210	$2,843
Issuance of new warrants	4,092	-
Exercise of warrants	-	-
Change in fair value of warrant liabilities	3,429	(1,028)
Fair value at end of period	$11,731	$1,815

4. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz®, BF-RhodoLED® lamps and Xepi®. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience for BF-RhodoLED® leasing and installation service. Refer to Note 12, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2022	$48	$9	$5	$20	$82
Provision related to current period sales	1	62	3	33	99
Credit or payments made during the period	-	(71)	(2)	(39)	(112)
Balance at March 31, 2023	$49	$-	$6	$14	$69

Balance at December 31, 2023	$52	$-	$6	$54	$112

Provision related to current period sales	-	-	-	53	53
Credit or payments made during the period	-	-	-	(25)	(25)
Balance at March 31, 2024	$52	-	6	82	140

5. Investment, Related Party

As of March 31, 2024 and December 31, 2023, our investments in equity securities consisted solely of 63,415 and 177,465, respectively of common shares of Biofrontera AG. (See Note 12. Related Party Transactions). Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the consolidated statements of cash flows, we received proceeds from sales of equity securities of approximately $0.1 million during the three months ended March 31, 2024.

Gain/(loss) on investment, related party, was comprised of the following:

	Three months ended March 31,
(in thousands)	2024	2023

Net gain (loss) recognized during the period on equity securities	$3	$(2,941)
Less: Net realized loss on equity securities sold	(98)	-
Unrealized gain/(loss) recognized during the reporting period on equity securities still held at the reporting date	$101	$(2,941)

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

The allowance for credit losses was $0.3 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.

7. Inventories

Inventories are comprised of Ameluz®, the BF-RhodoLED® lamps and immaterial amounts of Xepi® finished products.

There was no provision for obsolescence recorded for the three months ended March 31, 2024 and 2023. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, we recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party, as the recalled lots of Ameluz products will be replaced by the Ameluz Licensor at no additional cost in accordance with the Ameluz LSA. See Note 12. Related Party Transactions for further discussion of the voluntary recall.

8. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Capitalized software	$49	$15
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(2,093)	(1,986)
Intangible asset, net	$2,556	$2,629

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.1 million for each of the three-month periods ended March 31, 2024 and 2023.

The Company capitalizes the application development phase costs of internal use software in accordance with ASC 350-40, “Intangibles-Goodwill and Other-Internal Use Software.”   Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion. There was minimal amortization expense for the three months ended March 31, 2024 and none for the three months ended March 31, 2023.

9. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2024, approximately $3.7 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,817	$1,343
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$4,017	$1,543

Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Legal settlement	$-	$403
Employee compensation and benefits	2,968	2,185
Professional fees	530	1,064
Distribution and Storage	97	118
Product revenue allowances and reserves	176	149
Other	459	568
Total	$4,230	$4,487

11. Debt

Line of Credit

Effective as of January 4, 2024, we voluntarily terminated the Loan and Security Agreement with Midcap Business Credit LLC (the “Loan Agreement”), paying a total of approximately $0.4 million, consisting of (1) the outstanding principal of and interest balance due under the Loan Agreement, aggregating approximately $0.2 million, and (2) early termination fees of approximately $0.2 million.

As a result of the termination of the Loan Agreement, the Company recognized a $0.3 million loss related to prepayment fees and the write-off of deferred financing costs, in the accompanying consolidated statement of operations for the three months ended March 31, 2024.

Loan Facilities

On December 21, 2023, we entered into credit facilities with two different lenders (the “Loans”), each pursuant to a Business Loan and Security Agreement providing for a term loan in the principal amount of $2,000,000. Each of the Loans is evidenced by a Secured Promissory Note, effective as of December 21, 2023. Each of the Loans requires the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. There were approximately $0.3 million of related issuance costs, recognized as a debt discount (contra liability against the debt balance), that are being amortized as interest expense over the life of the loan using the effective interest method. During the three months ended March 31, 2024 the Company recognized interest expense and discount amortization of approximately $1.2 million and $0.2 million, respectively. As of March 31, 2024 the aggregate amount of principal outstanding under the Loans was $2.5 million, which is shown net of the remaining unamortized issuance cost of $0.1 million.

Each of the Loans is secured by a security interest in substantially all of the Company’s assets (the “Collateral”). The Company will pay interest in the aggregate amount of $880,000 on each of the Loans, assuming all payments under the Loans are made on a timely basis. The stated interest rate is 44% and the default interest rate for each of the Loans is an additional 5.0%.

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

Interest expense is recognized using the effective interest method, such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period until maturity.

12. Related Party Transactions

License and Supply Agreement

Under the Ameluz LSA, the Company obtained an exclusive, non-transferable license to use Biofrontera Pharma’s technology to market and sell the licensed products, Ameluz® and BF-RhodoLED® and must purchase the licensed products exclusively from Biofrontera Pharma. On February 19, 2024, we entered into the Second A&R Ameluz LSA, effective as of February 13, 2024, which among other things, amended the Ameluz LSA to:

(i) update the price we pay per unit (the “Transfer Price”) that covers the cost of goods, royalties on sales, and services, including all regulatory efforts, agency fees, pharmacovigilance, and patent administration, as follows:

●	Twenty-five percent through 2025;
●	Thirty percent for 2026 to 2028;
●	Thirty-two percent for 2029 to 2031;
●	Thirty-five percent for 2032 and beyond, subject to a minimum dollar amount per unit; and
●	The Transfer Price for sales related to acne, another indication currently in development, will remain at 25% indefinitely.

(ii) provide for the transfer of responsibilities for clinical trials relating to Ameluz® in the US on or before June 1, 2024, including the Company assuming related contracts and transferring key personnel from the Ameluz Licensor to the Company.

Also, in connection with the Second A&R Ameluz LSA, the Company entered into a Release of Claims, with the Ameluz Licensor, dated February 13, 2024, pursuant to which the Company agreed to release the Ameluz Licensor from all claims and liabilities arising out of or relating to any failure by the Ameluz Licensor to perform certain obligations under the Second A&R Ameluz LSA with respect to clinical trials that the Company will assume responsibility for under the Second A&R Ameluz LSA.

Purchases of the licensed products during the three months ended March 31, 2024 and 2023 were $0.3 million and $4.6 million, respectively. Amounts due and payable to Biofrontera Pharma as of March 31, 2024 and December 31, 2023 were $4.0 million and $8.5 million, respectively, which were recorded net in accounts payable or accounts receivable, related parties in the consolidated balance sheets.

On February 9, 2024, Biofrontera was notified that the Ameluz Licensor had initiated a voluntary recall of a limited number of lots of Ameluz® due to a manufacturing defect in the impacted product’s packaging, which is provided by an unaffiliated supplier. In its communications, the Ameluz Licensor confirmed that the recalled product is not likely to cause adverse health consequences. Pursuant to the Ameluz LSA, the Company will not bear any financial responsibility for the costs associated with this recall. As such, the Company does not anticipate a material financial impact on its business as a result of the recall. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, the Company recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement (the “Services Agreement”), which provides for the execution of statements of work, by and among the Company, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, primarily for regulatory support and pharmacovigilance. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us for as long as we deem necessary. We currently have statements of work in place regarding pharmacovigilance, regulatory affairs, medical affairs, information technology, and investor relations services and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers.

As of March 31, 2024, we have migrated away from Biofrontera AG to third party providers for most of our significant information technology services. Expenses related to the Services Agreement were negligible for the three months ended March 31, 2024 and 2023, which were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the Services Agreement were $0.1 million as of each of March 31, 2024 and December 31, 2023, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience to provide lamps and associated services.

Total revenue related to the clinical lamp lease agreement was minimal for the three months ended March 31, 2024 and 2023, and was recorded as revenues, related party. Amounts due from Biofrontera Bioscience for clinical lamp and other reimbursements were approximately $0.2 million as of each of March 31, 2024 and December 31, 2023, which were recorded as other receivables, related party in the consolidated balance sheets.

Others

The Company recorded a receivable of $2.8 million as of December 31, 2023, due from Biofrontera AG (presented net in accounts payable, related party) for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. The Company has a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021 and as amended on March 31, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. There was no interest income recognized for the three months ended March 31, 2024 and 2023, in connection with this receivable and the $2.8 million balance was net settled against payments for inventory in February 2024.

As of March 31, 2024, our investment, related party was valued at a negligible amount and consisted of 63,415 common shares of Biofrontera AG. As of December 31, 2023, our investment in equity securities was valued at $0.1 million and consisted of 177,465 common shares of Biofrontera AG. See Note 5. Investment, Related Party.

13. Mezzanine Equity and Stockholders’ Equity

Under the Company’s Certificate of Amendment to the Amended and Restated Certificate of incorporation, effective July 3, 2023, the Company is authorized to issue 15,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $.001 per share. See Note 18. Subsequent Events for information relating to the increase in authorized shares of Common Stock from 15,000,000 shares to 35,000,000 shares.

On February 19, 2024, the Company entered into the Preferred Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), (i) 6,586 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) warrants (the “Preferred Warrants”) to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) for an aggregate offering price of $8.0 million. Each share of Series B-1 Preferred Stock was sold for $1,000 per share and the consideration for each Preferred Warrant was $0.125 per share of common stock that each share of Series B-3 Preferred Stock may be converted into (or 11,309,019 common stock shares). The conversion price of Series B Preferred Stock is $0.7074 per share of Common Stock, such that each Series B share is convertible into 1,413.6 shares of the Common Stock. The net proceeds received were approximately $7.3 million, after deducting fees paid to the placement agent and other estimated offering expenses payable by the Company.

The aggregate exercise price of the Preferred Warrants is approximately $8.0 million, exercisable for an aggregate of 8,000 shares of Series B-3 Preferred Stock commencing on the Exercisability Date (as defined in the form of Preferred Warrant included as Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2023) until the earlier of (i) 5 days following the date of completion of (A) the Company’s public announcement of (I) at least 95% of the Company’s territory managers, medical science liaisons, and reimbursement employees are using the Company’s customer relationship management system routinely or on a performance improvement plan and (II) the Company’s revenue, excluding revenue from related parties (including Biofrontera AG), for the period starting on January 1, 2024 and ending no earlier than April 30, 2024 is at least 5% higher than the Company’s revenue, excluding revenue from related parties (including Biofrontera AG), for the corresponding period of the same length, starting on January 1, 2023, which announcement shall be made promptly after certification by the Company’s Board that such targets have been completed; (B) the Stockholder Approval (as defined below) and (C) the effectiveness of a registration statement with the SEC covering the resale of the Common Stock underlying all shares of Series B-3 Preferred Stock and (ii) February 22, 2027. See Note 18. Subsequent Events- Preferred Warrants Expedited Expiration Date for status of the Exercisabilty Date.

Subject to certain conditions, the shares of the Series B-1 Preferred Stock issued in the Offering are immediately convertible, and the Series B-3 Preferred Stock issuable upon exercise of the Preferred Warrants will not become convertible until the Company’s stockholders approve (i) an increase to the Company’s authorized share capital, and (ii) to the extent required under the Nasdaq listing rules: (a) the issuance of all Common Stock issuable upon conversion of the issued Series B-1 Preferred Stock and the Series B-3 Preferred Stock or (b) the Series B-3 Preferred Stock upon exercise of the Preferred Warrants (collectively, the “Stockholder Approval”).

Pursuant to the Preferred Purchase Agreement and as soon as practicable following the date of the Stockholder Approval, the Company shall appoint two independent directors designated by Rosalind Advisors, Inc to the Company’s Board.

On February 22, 2024, concurrent with the closing of the Offering, each purchaser delivered a notice of initial conversion requesting that the Company convert the Series B-1 Preferred Stock they had acquired in the Offering up to the number of shares equal to 9.99% of the outstanding Common Stock (the “Cap”) for each purchaser. As a result of this conversion, the Company issued 2,516,785 shares of the Company’s common stock to the purchasers, and as of February 22, 2024, the total number of the Company’s outstanding shares of common stock was 5,089,413 and the total number of the Company’s outstanding shares of Series B-1 Convertible Preferred Stock was 4,806, with 6,793,893 shares of common stock issuable upon conversion of the Series B-1 Preferred Stock. Upon obtaining the Stockholder Approval, there will be 11,309,019 shares of common stock issuable upon conversion of all of the Series B-3 Convertible Preferred Stock, that may be acquired upon exercise of the Warrants. See Note 18. Subsequent Events for more details regarding the Stockholder Approval.

Mezzanine Classification

Series B-1 Preferred Stock is redeemable at the option of the holder and Series B-2 and B-3 Preferred Stock is redeemable in the event of a change in control. ASC 480-10-S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series B-1 Preferred Stock is redeemable at the option of the holder, B-2 and B-3 are redeemable, upon a change in control that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series B Preferred Stock and has presented it as such in our consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity as of and for the period ending March 31, 2024 and December 31, 2023. Series B Preferred Stock is not considered mandatorily redeemable.

Amendment to Articles of Incorporation – Series B Preferred Stock

Pursuant to the terms of the Preferred Purchase Agreement, on February 20, 2024, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 6,586 shares of its authorized and unissued preferred stock as Series B-1 Preferred Stock, 6,586 shares as Series B-2 Preferred Stock and 8,000 shares as Series B-3 Convertible Preferred Stock, with a par value of $0.001 per share.

Series B Preferred Stock Rights:

Voting Rights. Subject to certain limitations described in the Certificate of Designation, the Series B Preferred Stock is voting stock. Holders of the Series B Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series B Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series B Preferred Stock is then convertible on all matters submitted to a vote of stockholders.

Conversion. Prior to the Company’s stockholders (i) approving the issuance of all Common Stock issuable upon conversion to the Series B Preferred Stock (if required by Nasdaq Rule 5635) and (ii) increasing the Company’s authorized share capital, the Series B Preferred Stock is not convertible in excess of the Cap. Following the Stockholder Approval, each share of Series B-1 Preferred Stock will automatically convert into either Common Stock or, to the extent the conversion would cause a holder to exceed their beneficial ownership limitation, shares of Series B-2 Preferred Stock. See Note 18. Subsequent Events-Special Meeting of Stockholders.

Liquidation. Prior to the Stockholder Approval, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or Deemed Liquidation Event, as defined in the Certificate of Designation (any such event, a “Liquidation”) the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or the other proceeds available for distribution to stockholders, before any payment shall be made to the holders of any other shares of capital stock of the Company by reason of their ownership thereof, an amount per share equal to the greater of (i) three times the original per share price of $1,000 together with any dividends accrued but unpaid thereon (the “Liquidation Preference”) or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock (without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise) immediately prior to such Liquidation (the amount payable pursuant to this sentence is hereinafter referred to as the “Series B Liquidation Amount”). If upon any such Liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full Liquidation Preference, the holders of shares of Series B Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the payment in full of all Series B Liquidation Amount, the remaining assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Series B Preferred Stock pursuant to the Certificate of Designation shall be distributed among the holders of shares of Common Stock, pro rata based on the number of shares held by each such holder.

Following the Stockholder Approval, upon any Liquidation, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise. See Note 18. Subsequent Events-Special Meeting of Stockholders.

Redemption. In the event the Stockholder Approval is not obtained within one year following February 20, 2024, (the “Issuance Date”), shares of Series B-1 Preferred Stock shall be redeemed by the Company at a price equal to the then Liquidation Preference at any time for up to three years following the Issuance Date commencing not more than 60 days after receipt by the Company at any time on or after the one year anniversary of the Issuance Date of written notice from the holders of a majority of the then outstanding shares of Series B-1 Preferred Stock, voting together as a single class. See Note 18. Subsequent Events-Special Meeting of Stockholders.

Participation Right. For a period of one year following the closing of the Offering, the purchasers will have the right to participate as an investor in any securities offering consummated by the Company.

Common Stock:

The holders of Common Stock are entitled to one vote for each share held. Common Stockholders are not entitled to receive dividends, unless declared by the Board. The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable.

Issuance of Common Stock Pursuant to the Exercise of 2023 Pre-Funded Warrants and Conversion of Series B-1 Preferred Stock

On January 8, 2024 and February 2, 2024, an investor exercised 167,000 and 888,000 pre-funded warrants to purchase the Company’s common stock, par value $0.001 per share (the “Pre-Funded Warrants”), respectively, and purchased a total of 1,055,000 shares of common stock at an exercise price of $.0001 per share, resulting in negligible net proceeds.

On February 22, 2024, concurrent with the closing of the Offering, 2,516,785 shares of common stock were issued upon conversion of 1,780 shares of Series B-1 Preferred Stock.

14. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board adopted and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan”). Under the original 2021 Plan, 137,500 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2021 Plan. On December 12, 2022, the 2021 Plan was amended by our stockholders and the number of shares authorized for awards under the 2021 Plan was increased from 137,500 to 266,990. As of March 31, 2024, there were 151,900 shares available for future awards under the amended 2021 Plan.

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

The Company recognizes the grant-date fair value of share-based awards granted as compensation expense on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the time of grant using the BSM option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield. The Company elects to account for forfeitures as they occur.

The fair value of each option was estimated on the date of the grant using the BSM option pricing model. There were no equity grants during the three months ended March 31, 2024.

Share-based compensation expense related to stock options of approximately $0.1 million and $0.3 million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.

Options outstanding and exercisable under the employee share option plan as of March 31, 2024 and a summary of option activity during the nine months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	99,486	$39.36
Granted	-	$-
Exercised	-	$-
Canceled or forfeited	(10,076)	$8.56
Outstanding at March 31, 2024	89,410	$42.83	8.50	$-
Exercisable at March 31, 2024	30,302	$63.37	8.00	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that were in the money at March 31, 2024.

As of March 31, 2024, there was $0.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.68 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is determined based on the closing market price of the Company’s Common Stock on the grant date.

Share-based compensation expense was $0.1 million for the RSUs for each of the three-month periods ended March 31, 2024 and 2023, and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,771		$52.20
Awarded	-		$-
Vested	-		$-
Canceled or forfeited	-	0.14	$-
Outstanding at March 31, 2024	4,771	0.14	$52.20

As of March 31, 2024, there was minimal unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.14 years.

15. Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023

Interest expense	$(1,421)	$(2)
Contract asset interest expense	-	(89)
Interest income	14	56
Interest expense, net	$(1,407)	$(35)

Interest expense is comprised primarily of interest on our short-term loans and line of credit, including amortization of deferred costs.

Contract asset interest expense related to a $1.7 million contract asset in connection with a $7.3 million start-up cost financing received from Maruho Co., Ltd. (“Maruho”) under a share purchase agreement. The contract asset was amortized on a straight-line basis using a 6% interest rate over the financing arrangement contract term, which ended on December 31, 2023.

Interest income relates primarily to interest earned on funds deposited in our bank accounts.

16. Net Earnings (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three months ended March 31, 2024 and 2023. Undistributed earnings for each period are allocated equally to common shareholders and participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. Under the two-class method, the undistributed losses will be allocated entirely to the common stock shareholders. Basic net earnings (loss) per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method.

In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,437)	$(7,478)
Weighted average common shares outstanding, basic and diluted	3,623,593	1,334,950
Net loss per share, basic and diluted	$(2.88)	$(5.60)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

March 31,	2024	2023
Common stock warrants	2,269,356	459,856
Common stock options and RSUs	94,181	109,937
Unit Purchase Options	20,182	20,182
Shares related to Series B-1 convertible preferred stock	6,793,892	-

Common Stock warrants include Purchase Warrants, Inducement Warrants and warrants issued in the Company’s initial public offering. The table does not include 11,309,019 shares of common stock underlying the Warrants for Series B-3 Preferred Stock, as exercisability is contingent upon the Company increasing the number of authorized shares of Common Stock, which was not obtained as of March 31, 2024.

17. Commitments and Contingencies

Leases

The Company leases its corporate headquarters under an operating lease that expires in August 2025. The Company has the option to extend the term of the lease for one five (5)-year period upon written notice to the landlord. The extension period has not been included in the determination of the ROU asset or the lease liability as the Company concluded that it is not reasonably certain that it would exercise this option. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the consolidated balance sheets.

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through March 2027.

Future lease payments under non-cancelable leases as of March 31, 2024 were as follows (in thousands):

Years ending December 31,	Future lease commitments
Remainder of 2024	$573
2025	582
2026	238
2027	31
Thereafter	-
Total future minimum lease payments	$1,424
Less imputed interest	(113)
Total lease liability	$1,311

Reported as:
Operating lease liability, current	$690
Operating lease liability, non-current	621
Total	$1,311

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

In addition, starting in 2025, under the Second A&R Ameluz LSA, we agree to purchase the higher of a minimum quantity of tubes of Ameluz® per year or at least a minimum 75% of the annual average of audited Ameluz® tubes sold during the preceding four (4) full calendar years (“Annual Minimum Sales”). If we fail to achieve the respective Annual Minimum Sales for any calendar year, such failure will constitute a termination event, unless waived by the Ameluz Licensor.

Ameluz Minimum Research and Development Costs (“Minimum R&D Costs”)

During the years 2025 through 2030, we will be required to fund Minimum R&D Costs in an amount that is at least 85% of the difference between (i) the Transfer Price for product, effective February 13, 2024 and (ii) the Transfer Price for product as it would have been determined under the previous Ameluz LSA, dated October 8, 2021. If we fail to meet the minimum requirement, the difference shall be paid to Biofrontera Pharma on February 15, 2031, in either cash or our Common Stock, at our discretion.

Licensing Agreement with Optical Tools

On December 2, 2022, the Company entered into the technology transfer agreement with Optical Tools LLC (“Optical Tools”), Stephen Tobin and Paul Sowyrda (the “Agreement”). The Agreement allowed for the transfer of the assigned patents and trademarks, and upon notification by the Company to Optical Tools, the research and development of certain prototypes. The Company paid a licensing fee of $0.2 million which was expensed during the year ended December 31, 2022.

On May 28, 2023, the Company authorized Optical Tools to design, develop, manufacture, and deliver at least two portable photodynamic therapy lamp prototypes (“PDT Device”) using the technology in the assigned patents. The PDT Device provides illumination, based on different light profiles, to the external skin surface of the human body. The Company is to reimburse Optical Tools for all reasonable out-of-pocket, material and labor costs per the Agreement.

As part of the Agreement, Optical Tools will be eligible to receive regulatory and sales milestone payments totaling up to $1.0 million, and royalties of up to 3% of net revenue of certain products developed under this Agreement.

The Company did not make any milestone or royalty payments or accruals for such payments during the three months ended March 31, 2024 or 2023.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments were made during the three months ended March 31, 2024 or 2023 related to Xepi® milestones.

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

18. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of March 31, 2024 through the date this Quarterly Report on Form 10-Q was submitted to the SEC.

Special Meeting of Stockholders

On April 24, 2024, the Company held a Special Meeting of Stockholders, at which the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 35,000,000 shares (the “Authorized Share Increase”). On April 25, 2024, the Company filed a Certificate of Second Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate”) to increase the number of the Company’s authorized shares of Common Stock accordingly. Pursuant to the Certificate, upon the increase to the authorized shares of Common Stock, each share of Series B-1 Preferred Stock will automatically convert into either Common Stock or, to the extent the conversion would cause a holder to exceed their beneficial ownership limitation, shares of Series B-2 Preferred Stock.

Preferred Warrants Exercised

On May 2, 2024, the Board certified and the Company publicly announced, that the Company has achieved certain milestones as described in the Preferred Warrants to purchase shares of Series B-3 Preferred Stock. Specifically, the Board certified that (i) at least 95% of the Company’s territory managers, medical science liaisons, and reimbursement employees are using the Company’s customer relationship management system routinely or on a performance improvement plan, and (ii) the Company’s revenue for the period starting on January 1, 2024 and ending April 30, 2024 excluding revenue from related parties (including Biofrontera AG) is at least 5% higher than the Company’s revenue excluding revenue from related parties (including Biofrontera AG) for the corresponding period of the same length, starting on January 1, 2023 (collectively, the “Milestones”).

Because (i) the Board has certified, and the Company has publicly announced the Company’s achievement of the Milestones, (ii) the Company has completed the Authorized Share Increase on April 25, 2024, and (iii) the registration statement registering the resale of such shares filed with the SEC on May 2, 2024, became effective on May 9, 2024 an expiration date of May 14, 2024 has been triggered on with respect to the Preferred Warrants.

On May 13 and 14, 2024, the Preferred Warrants were exercised (the “Exercise”) to purchase 7,998 shares of the Company’s Series B-3 Convertible Preferred stock, par value $0.001 per share, for net proceeds of $7.4 million. As a result of the Exercise, all Preferred Warrants issued in the Offering have now been exercised. See Note 13. Mezzanine Equity and Stockholder’s Equity for details of the Offering.

Settlement Agreement with Biofrontera AG

On May 6, 2024, the Company (along with certain current directors) and Biofrontera AG entered into an amendment (the “Amendment”) to a Settlement Agreement, dated as of April 11, 2023, by and among the Company, Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber, and Biofrontera AG, as previously amended on October 12, 2023.

Pursuant to the Amendment, the search for an additional independent Class III director to be mutually selected by the Company and Biofrontera AG, which was to occur no earlier than January 1, 2024 and no later than September 1, 2024, will no longer be required.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Nasdaq Compliance

As previously disclosed, the Company received a notice from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) in November 2023 stating that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2023 was $1,038,000, the Company was no longer in compliance with Nasdaq’s continued listing requirement as set forth in Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Stockholders’ Equity Requirement”). Additionally, as of the date of the notice, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company submitted a compliance plan to Nasdaq in January 2024 that detailed the Company’s plan to regain compliance with the Stockholders’ Equity Requirement. Nasdaq accepted the plan and granted the Company an extension to evidence compliance. The Company has executed components of the plan by reducing costs and raising equity in 2024. As of the date of this filing, the Company has stockholders’ equity above the $2.5 million requirement.

Updates to Executive Employment Contracts

On May 10, 2024, the Company entered into amended and restated employment agreements with Fred Leffler, the Company’s Chief Financial Officer, and Hermann Luebbert, its Chief Executive Officer and Chairman. The amended and restated agreements (a) provide for increases in the respective base salaries of Messrs. Leffler and Luebbert; and (b) permit future increases in their respective base salaries, provided that such increases are approved by the Company’s Board and/or its Compensation Committee, as applicable. In addition, a number of non-substantive revisions have been made to Mr. Luebbert’s previous employment agreement to conform to changes in his role with the Company.

The foregoing description of the amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to the copy of the amended and restated employment agreements filed as Exhibits 10.2 and 10.3 to this report and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2024 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Bio-FRI GmbH (“Bio-FRI” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.”

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-Q constitute “forward-looking statements”. Such statements include estimates of our expenses, future revenue, capital requirements, our need for additional financing, statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing licensed products to market, the timeline for regulatory review and approval of our licensed products, and other statements that are not historical facts. The words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential”, “target”, “goal”, “assume”, “would”, “could” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should read this Form 10-Q and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make.

Factors that may cause such differences include, but are not limited to:

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the success of our principal licensed product Ameluz®;

●	the ability of Biofrontera Pharma GmbH (“Biofrontera Pharma”), Biofrontera Bioscience GmbH (“Biofrontera Bioscience”) and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“Licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●	the ability of our Licensors or our Licensors’ manufacturing partners, as applicable, to supply Ameluz®, BF-RhodoLED® lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our Licensors to successfully defend or enforce patents related to our licensed products;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	the impact of legislative and regulatory changes;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy;

●	our success in achieving profitability;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	the effect of the COVID-19 global pandemic, including mitigation efforts and economic effects;

●	our ability to retain and recruit key personnel;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024, the “Form 10-K”), Item 1A of Part II of this Quarterly Report on Form 10-Q and any other filings with the SEC.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Form 10-K. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Note About Reverse Stock Split

All information included in this section has been adjusted, on a retrospective basis, to reflect our 1-for-20 Reverse Stock Split as if it had been effective from the beginning of the earliest period discussed, unless otherwise stated.

Overview

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses (“AKs”), which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection. Our subsidiary, Bio-FRI was formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma and Biofrontera Bioscience (together, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the BF-RhodoLED® lamp series, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of AKs of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated. International treatment guidelines list PDT as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.1 We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement, (the “Ameluz LSA”) with the Ameluz Licensor.

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

On February 19, 2024, we entered into the Second A&R Ameluz LSA with the Ameluz Licensor under which, with immediate effect, the Transfer Price of Ameluz® was reduced from 50% to 25% for all purchases through 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the Transfer Price from 25% to 35% for sales related to AK and, if approved by the FDA, basal cell carcinoma and squamous cell carcinoma. The Transfer Price for sales related to acne, another indication currently in development, will remain at 25% indefinitely. The Transfer Price covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance, and patent administration.

In addition, effective June 1, 2024, under the Second A&R Ameluz LSA, we will take control of all clinical trials relating to Ameluz® in the US, allowing for more effective cost management and direct oversight of trial efficiency. The reduced LSA Transfer Price will allow the Company to finance such R&D activities and continue our commercial growth trajectory.

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer that we assumed on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”) enables us to market and sell this product in the United States.

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the BF-RhodoLED® lamp for the treatment of minimally to moderately thick AKs of the face and scalp and positioning Ameluz® to be the standard of care in the United States by growing our dedicated sales and marketing infrastructure in the United States;

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the U.S. market through the license and supply agreements with our Licensors; and

●	opportunistically adding complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz® and the BF-RhodoLED® lamp series. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, our line of credit, short term debt and proceeds received in equity financings.

We believe that important measures of our results of operations include product revenue, operating income (loss) and adjusted EBITDA (a non-U.S GAAP measure as defined below). Our sole source of product revenue is sales of products that we license from certain related and unrelated companies. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on licensed product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage, and overhead cost management.

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

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. As previously disclosed since 2021, the Xepi product has experienced manufacturing delays at Ferrer’s third-party manufacturer, which have not yet been resolved. We expect to receive commercial product in the fourth quarter of 2024. In addition, we are expecting to launch the RhodoLED® XL in the second quarter of 2024 and have begun production activities for that product. However, we have historically experienced delays due to supply chain issues, and there is a possibility that there are additional supply chain challenges, or our orders are fulfilled at a slower rate than expected. Despite these historic and possible future delays, we expect total revenues will not be significantly impacted (i.e., we experience less growth than expected vs. declining sales) since the majority of our revenues are from sales of Ameluz® and we have BF-RhodoLED® lamps on hand and on order. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and BF-RhodoLED® lamp series.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, BF-RhodoLED® lamps and to a much lesser extent Xepi® covered by our exclusive license and supply agreements with our Licensors. Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our BF-RhodoLED® lamp and Xepi® are relatively insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

We also generate insignificant related party revenue in connection with an agreement with Biofrontera Bioscience to provide BF-RhodoLED® lamps and associated services for the clinical trials performed by Biofrontera Bioscience.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and BF-RhodoLED® lamps from Biofrontera Pharma and insignificant inventory adjustments due to scrapped, expiring and excess products.

The price we paid for inventory purchased through February 12, 2024, was based on the Ameluz LSA as amended on October 8, 2021, under which the price paid per unit was based upon our sales history. The purchase price we paid the Ameluz Licensor for Ameluz® was determined in the following manner:

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

Effective February 12, 2024, the Second A&R Ameluz LSA, among other things, was amended to change the Transfer Price to 25% through 2025 and then increasing over time pursuant to the schedule set forth in the Second A&R Ameluz LSA to a maximum of 35% starting in 2032, subject to a minimum dollar amount per unit.

Cost of Revenues, Other

Cost of revenues, other, is comprised of purchase costs of our licensed product, Xepi®, third-party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs, and inventory adjustment due to expiring Xepi® products.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, and medical affairs professionals. Other selling, general and administrative expenses include marketing, trade, and other commercial costs necessary to support the commercial operation of our licensed products and professional fees for legal, consulting and accounting services. Selling, general and administrative expenses also include the amortization of our intangible assets and our legal settlement expenses.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by our significant stockholder, Biofrontera AG, primarily for regulatory support and pharmacovigilance. These expenses are charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement entered into on December 2021 (the “2021 Services Agreement”). The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including regulatory and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding information technology, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers. As of March 31, 2024, we have migrated most of our significant information technology and investor relation services from Biofrontera AG to third-party providers.

Research and Development

Our current R&D programs aim to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them, allowing for easier product demonstrations and evaluations.

Change in Fair Value of Contingent Consideration

In connection with the Cutanea acquisition, we recorded contingent consideration related to the estimated profits from the sale of Cutanea products to be shared equally with Maruho. The fair value of such contingent consideration was determined to be $6.5 million on the acquisition date of March 25, 2019 and was re-measured at each reporting date until the contingency was resolved as of December 31, 2023.

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

Interest Expense, net

Interest expense, net, primarily consists of interest on our debt instruments, as well as amortization of the contract asset related to the start-up cost financing from Maruho under a share purchase agreement, offset by immaterial amounts of interest income earned on our financing of customer purchases of BF-RhodoLED® lamps.

Other Income (Expense), net

Other income (expense), net primarily includes (i) gain (loss) on return of leased assets and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Three Months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

(in thousands)	2024	2023	Change

Product revenues, net	$7,901	$8,715	$(814)
Related party revenues	11	18	(7)
Revenues, net	$7,912	$8,733	$(821)

Operating expenses:
Cost of revenues, related party	3,946	4,547	(601)
Cost of revenues, other	170	51	119
Selling, general and administrative	9,250	9,800	(550)
Selling, general and administrative, related party	(4)	27	(31)
Research and development	17	-	17
Change in fair value of contingent consideration	-	(200)	200
Total operating expenses	13,379	14,225	(846)
Loss from operations	(5,467)	(5,492)	(25)
Change in fair value of warrant liabilities	(3,429)	1,028	(4,457)
Change in fair value of investment, related party	3	(2,941)	2,944
Loss on debt extinguishment	(316)	-	(316)
Interest expense, net	(1,407)	(35)	(1,372)
Other income (expense), net	180	(33)	213
Loss before income taxes	(10,436)	(7,473)	(2,963)
Income tax expenses	1	5	(4)
Net loss	$(10,437)	$(7,478)	$(2,959)

Product Revenue, net

Net product revenue for the three months ended March 31, 2024 decreased by $0.8 million, or 9.3% as compared to the three months ended March 31, 2023. This decrease was driven by a relatively lower volume of Ameluz revenue in the first quarter of 2024. This was caused in part by the impact of the Change Healthcare cybersecurity attack that occurred in the first quarter of 2024, which caused reimbursement delays for our customers which in turn delayed or reduced orders in the short term.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended March 31, 2024 decreased by $0.6 million, or 13.2% as compared to the three months ended March 31, 2023. This was driven by the decrease in Ameluz product revenue. Cost of revenues, related party, is directly correlated to the selling price of Ameluz under the Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased by $0.6 million, or 5.6% as compared to the three months ended March 31, 2023. The decrease was primarily driven by a $1.1 million decrease in non-recurring legal costs due to the settlement with Biofrontera AG in April 2023, and a decrease of non-personnel sales and marketing expenses of $0.3 million. The decrease was offset by a $0.4 million increase in accounting and general business consulting expenses, a $0.3 million increase in personnel costs, and another $0.3 million increase in issuance costs.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $(3.4) million for three months ended March 31, 2024, as compared to $1.0 million for the three months ended March 31, 2023. The change in fair value of warrant liabilities was driven primarily by an increase in the underlying value of the Company’s Common Stock.

Change in Fair Value of Investment, Related Party

In accordance with the Settlement Agreement and Mutual Release (the “Release”), dated December 27, 2023, by and between Maruho and the Company, the Company transferred substantially all of its investment in Biofrontera AG to Maruho in exchange for the release of certain obligations. As a result, during the first quarter of 2024, the net balance of our investment in Biofrontera AG was minimal as was the related change in fair value.

Loss on Debt Extinguishment

Effective as of January 4, 2024, we voluntarily terminated the Loan and Security Agreement (the “Loan Agreement”) with Midcap Business Credit LLC. The Company recognized a $0.3 million loss on debt extinguishment upon the early termination of the Loan Agreement related to prepayment fees and the write-off of deferred financing costs.

Interest expense, net

The increase of interest expense of $1.4 million is driven by the interest and debt discount recognized on the loans issued on December 21, 2023, with two different lenders, for an aggregate principal balance of $4.0 million. Each of the loans requires the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. Interest expense is recognized using the effective interest method, such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period until maturity.

Net Income (Loss) to Adjusted EBITDA Reconciliation for the Three Months Ended March 31, 2024 and 2023

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

Loss on debt extinguishment: Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement. The Company recognized a $0.3 million loss on debt extinguishment upon the early termination of the Loan Agreement. We exclude the impact of this loss as it is attributed to the prepayment fee, which is considered non-recurring, and the write-off of deferred financing costs, which is considered non-cash.

Change in fair value of contingent consideration: Pursuant to a share purchase agreement with Maruho, the profits from the sale of Cutanea products were to be shared equally between Maruho and Biofrontera until 2030. The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and was re-measured at each reporting date. We exclude the historical impact of the change in fair value of contingent consideration as this is non-cash. We were relieved of our obligations relating to the contingent consideration under the Release. As such, our Q1 2024 results of operations were not impacted by the change in fair value.

Change in fair value of warrant liabilities: The warrants issued in conjunction with our private placement offerings and registered public offerings were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

Change in fair value of investment, related party: The Company accounts for its investment, related party in accordance with ASC 321, Investments — Equity Securities. Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statement of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statement of operations. We exclude the impact of the realized gain as this is non-recurring and the unrealized change in fair value of investments is excluded as this is non-cash.

Legal settlement expenses: To measure operating performance, we exclude legal settlement expenses. We do not expect to incur these types of legal expenses on a recurring basis and believe the exclusion of such amounts allows management and the users of the financial statements to better understand our financial results.

Stock-Based Compensation: To measure operating performance, we exclude the impact of costs relating to share-based compensation. Due to the subjective assumptions and the variety of award types, we believe that the exclusion of share-based compensation expense, which is non-cash, allows for more meaningful comparisons of our operating results to peer companies. Share-based compensation expense can vary significantly based on the timing, size and nature of awards granted.

Expensed issuance costs: To measure operating performance, we exclude the portion of issuance costs allocated to our warrant liabilities. We do not expect to incur this type of expense on a recurring basis and believe the exclusion of these costs allows management and the viewers of the financial statements to better understand our financial results.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,437)	$(7,478)
Interest expense, net	1,407	35
Income tax expenses	1	5
Depreciation and amortization	128	127
EBITDA	(8,901)	(7,311)

Loss on debt extinguishment	316	-
Change in fair value of contingent consideration	-	(200)
Change in fair value of warrant liabilities	3,429	(1,028)
Change in fair value of investment, related party	(3)	2,941
Legal settlement expenses	-	1,118
Stock based compensation	228	351
Expensed issuance costs	354	-
Adjusted EBITDA	$(4,577)	$(4,129)
Adjusted EBITDA margin	-57.9%	-47.3%

Adjusted EBITDA

Adjusted EBITDA decreased from ($4.1) million for the three months ended March 31, 2023 to ($4.6) million for the three months ended March 31, 2024. The decrease was driven by a decrease in revenue of $0.8 million and an increase of $0.2 million in various sales, general and administrative expenses, partially offset by a decrease in our cost of revenues of $0.5 million.

Liquidity and Capital Resources

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $3.3 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company had an accumulated deficit as of March 31, 2024 of $110.1 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. During the three months ended March 31, 2024, we received net proceeds of $7.3 million from the issuance of preferred stock and warrants, net of issuance costs (See Note 13. Mezzanine Equity and Stockholders’ Equity in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Note 13”)). As of March 31, 2024, we had cash and cash equivalents of $3.8 million, compared to $1.3 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report, which management believes has been alleviated through its plans to mitigate these conditions and obtain additional liquidity.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this Form 10-Q are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statement are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In an effort to alleviate these conditions, management’s plans include adhering to the 2024 budget approved by the Board of Directors (“Board”), which includes significant sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States while decreasing discretionary expenses by approximately $5.5 million when compared to the year ended 2023. We have reduced spending at both the commercial and general and administrative level but do not expect these reductions to impact our ability to grow and achieve our revenue targets.

On February 19, 2024, the Company entered into the Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”) with the Ameluz Licensor, effective as of February 13, 2024. The terms of the Second A&R Ameluz LSA is expected to significantly reduce our cost of inventory in the future. The Company will begin to see gross margins of its primary product, Ameluz®, of approximately 75% as opposed to the prior 50% beginning with inventory purchases after the execution date. This will reduce our cash needs for inventory which will be partially offset by increased R&D costs, resulting in expected net savings of $1.5 million through May 2025 and continuing in subsequent years.

In addition, on February 19, 2024, the Company entered into securities purchase agreements (collectively, the “Preferred Purchase Agreement”) with healthcare-focused institutional investors resulting in net proceeds of $7.3 million, which the Company received on February 22, 2024. Under the Preferred Purchase Agreement, we also issued warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock at an exercise price of $1,000 per share. As of May 15, 2024, all five investors have exercised the B-3 Preferred Convertible Share Warrants and the Company received net proceeds of $7.4 million. See Note 13. Mezzanine Equity and Stockholder’s Equity for more details regarding the Preferred Purchase Agreement.

Based on management’s plans described above, combined with the impact of the Second A&R Ameluz LSA and Preferred Purchase Agreement, the Company’s management believes that the Company will have sufficient liquidity and probable financing to meet its funding requirements for at least one year from the date the financial statements in this Form 10-Q are issued. However, this will depend on several factors, including executing on its sales plan within the time period needed and controlling our operating costs, as well as other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all which could result in a material adverse effect on the Company, as well as its business, financial condition, results of operations, growth prospects and financial statements.

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

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(3,325)	$(3,689)
Net cash provided by (used) in investing activities	-	(14)
Net cash provided by financing activities	5,799	-
Net increase (decrease) in cash and restricted cash	$2,474	$(3,703)

Operating Activities

During the three months ended March 31, 2024, operating activities used $3.3 million of cash, primarily resulting from our loss from operations of $10.4 million, adjusted for the change in fair value of warrant liabilities of $3.4 million, non-cash expense of stock-based compensation of $0.2 million, non-cash interest expense of $0.2 million, loss on debt extinguishment of $0.3 million, depreciation and amortization in the aggregate of $0.3 million, and net cash used by changes in our operating assets and liabilities of $2.6 million.

During the three months ended March 31, 2023, operating activities used $3.7 million of cash, primarily resulting from our loss from operations of $7.5 million, adjusted for change in fair value of investment, related party of $2.9 million, non-cash expense of stock-based compensation of $0.4 million, non-cash interest expense of $0.1 million, depreciation and amortization in the aggregate of $0.3 million, and net cash used by changes in our operating assets and liabilities of $1.4 million, offset by change in fair value of warrants of $1.0 million and change in contingent consideration of $0.2 million.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities consisted of $0.1 million of proceeds from the sales of equity investments, which was offset by the purchase of capitalized software.

During the three months ended March 31, 2023 net cash used in investing activities consisted of the purchase of machinery & computer equipment.

Financing Activities

During the three months ended March 31, 2024, net cash from financing activities consisted of proceeds of $7.7 million, net of capitalized issuance costs, from the issuance of preferred stock and warrants, offset by repayments of $1.5 million on our short-term loan, repayments of $0.2 million on our line of credit and prepayment fees of $0.2 million to extinguish our line of credit. See Note 13.

During the three months ended March 31, 2023, there was no net cash provided by or used in financing activities.

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

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in our Form 10-K.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the three months ended March 31, 2024, except for the following:

The warrants for convertible preferred stock issued in conjunction with our private placement offering conducted pursuant to the securities purchase agreements entered into on February 19, 2024 with institutional investors were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. Due to the uncertainty of the how the convertible preferred warrants will ultimately settle, the Company used a probability-weighted approach along with a Black-Scholes-Merton (“BSM”) model equation to estimate the fair value of the preferred warrants under different scenarios. While we believe these assumptions were reasonable, the manner or timeframe in which the warrants ultimately settle may differ. The BSM model also considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our BSM pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

Off-balance Sheet Arrangements

Other than those items reflected in Note 17. Commitments and Contingencies we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, (see Note 17. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed under Item 1A. Risk Factors in our Form 10-K. The following should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, our Form 10-K, and our other filings with the SEC before making investment decisions regarding our Common Stock.

The results of our research and development efforts are uncertain and there can be no assurance they will enhance the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to improve the capabilities of our BF-RhodoLED® lamps to better fulfill the needs of dermatologists and may also incur research and development expenditures to develop new products. At this time, we have limited internal research and development personnel, which makes us dependent on consulting relationships. The products we are developing and may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we originally expected, and we may experience delays in product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services, which may materially and adversely affect our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 10, 2024, the Company entered into amended and restated employment agreements with Fred Leffler, the Company’s Chief Financial Officer, and Hermann Luebbert, its Chief Executive Officer and Chairman. The amended and restated employment agreements (a) provide for increases in the respective base salaries of Messrs. Leffler and Luebbert; and (b) permit future increases in their respective base salaries, provided that such increases are approved by the Company’s Board and/or its Compensation Committee, as applicable. In addition, a number of non-substantive revisions have been made to Mr. Luebbert’s previous employment agreement to conform to changes in his role with the Company.

The foregoing description is a summary that is qualified in its entirety by reference to the amended and restated employment agreements, which are filed as exhibits to this Form 10-Q.

In addition, reference is made to Note 18. Subsequent Events in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding a further amendment to the Settlement Agreement dated April 11, 2023 by and among the Company, Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG, as previously amended. Such further amendment, which is filed as an exhibit to this Report on Form 10-Q, does not effect any material changes to such Settlement Agreement, as previously amended.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

10.1*#	Amendment No. 2 to Settlement Agreement, dated May 6, 2024 by and among the Company, Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber, and Biofrontera AG

10.2*#	Amended and Restated Employment Agreement, dated as of May 10, 2024, by and between the Company and Hermann Luebbert

10.3*#	Amended and Restated Employment Agreement, dated as of May 10, 2024, by and between the Company and E. Fred Leffler

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: May 15, 2024	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

