Form 10-Q
period 2024-06-30
Biofrontera Inc.
filed 2024-08-14
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024 there were 5,543,518 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,379	$1,343
Investment, related party	10	78
Accounts receivable, net	3,504	5,162
Inventories, net	3,946	10,908
Prepaid expenses and other current assets	473	425
Other assets, related party	5,159	5,159

Total current assets	17,471	23,075

Property and equipment, net	101	134
Operating lease right-of-use assets	1,230	1,612
Intangible asset, net	2,448	2,629
Other assets	324	482

Total assets	$21,574	$27,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,413	3,308
Accounts payable, related parties	2,265	5,698
Operating lease liabilities	701	691
Accrued expenses and other current liabilities	3,593	4,487
Short term debt	296	3,904

Total current liabilities	9,268	18,088

Long-term liabilities:
Warrant liabilities	921	4,210
Operating lease liabilities, non-current	443	804
Other liabilities	31	37

Total liabilities	10,663	23,139

Commitments and contingencies (Note 18)

Stockholders’ equity:
Series B Convertible Preferred stock, $0.001 par value, 20,000,000 shares authorized, no Series B-1, 4,806 Series B-2 and 7,998 Series B-3 shares issued and outstanding as of June 30, 2024 and no shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.001 par value, 35,000,000 shares authorized; 5,094,184 and 1,517,628 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	2
Additional paid-in capital	121,250	104,441
Accumulated deficit	(110,344)	(99,650)

Total stockholders’ equity	10,911	4,793

Total liabilities and stockholders’ equity	$21,574	$27,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Product revenues, net	$7,831	$5,830	$15,732	$14,544
Revenues, related party	8	18	18	36

Total revenues, net	7,839	5,848	15,750	14,580

Operating expenses
Cost of revenues, related party	4,092	2,772	8,038	7,319
Cost of revenues, other	250	116	421	167
Selling, general and administrative	7,915	11,456	17,163	21,254
Selling, general and administrative, related party	32	92	29	119
Research and development	621	11	637	11
Change in fair value of contingent consideration	-	100	-	(100)

Total operating expenses	12,910	14,547	26,288	28,770

Loss from operations	(5,071)	(8,699)	(10,538)	(14,190)

Other income (expense)
Change in fair value of warrants	5,438	375	2,009	1,403
Change in fair value of investment, related party	(14)	(1,482)	(11)	(4,424)
Loss on debt extinguishment	-	-	(316)	-
Interest expense, net	(596)	(79)	(2,003)	(114)
Other income, net	6	62	186	30

Total other income (expense)	4,834	(1,124)	(135)	(3,105)

Loss before income taxes	(237)	(9,823)	(10,673)	(17,295)
Income tax expense	20	14	21	20

Net loss	$(257)	$(9,837)	$(10,694)	$(17,315)

Loss per common share:
Basic and diluted	$(0.05)	$(7.23)	$(2.45)	$(12.73)

Weighted-average common shares outstanding:
Basic and diluted	5,091,353	1,360,739	4,357,474	1,359,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2024	-	$-	5,089,413	$5	$104,666	$(110,087)	$(5,416)
Conversion of Series B-1 Preferred into Series B-2 Preferred	4,806	-	-	-	3,570	-	3,570
Issuance of Series B-3 upon exercise of warrants	7,998	-	-	-	12,810	-	12,810
Issuance of RSUs	-	-	4,771	-	-	-	-
Stock based compensation	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(257)	(257)
Balance, June 30, 2024	12,804	$-	5,094,184	$5	$121,250	$(110,344)	$10,911

Balance, January 1, 2024	-	$-	1,517,628	$2	$104,441	$(99,650)	$4,793
Exercise of pre-funded warrants	-	-	1,055,000	1	(1)	-	-
Conversion of Series B-1 Preferred into Series B-2 Preferred and common stock	4,806	-	2,516,785	2	3,568	-	3,570
Issuance of Series B-3 upon exercise of warrants	7,998	-	-	-	12,810	-	12,810
Issuance of RSUs	-	-	4,771	-	-	-	-
Stock based compensation	-	-	-	-	432	-	432
Net loss	-	-	-	-	-	(10,694)	(10,694)
Balance, June 30, 2024	12,804	$-	5,094,184	$5	$121,250	$(110,344)	$10,911

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2023	1,334,950	$1	$103,747	$(86,997)	$16,751
Issuance of shares for vested restricted stock units	8,588	-	-	-	-
Stock based compensation	-	-	259	-	259
Net loss	-	-	-	(9,837)	(9,837)
Balance, June 30, 2023	1,343,538	$1	$104,006	$(96,834)	$7,173

Balance, January 1, 2023	1,334,950	$1	$103,396	$(79,519)	$23,878
Issuance of shares for vested restricted stock units	8,588	-	-	-	-
Stock based compensation	-	-	610	-	610
Net loss	-	-	-	(17,315)	(17,315)
Balance, June 30, 2023	1,343,538	$1	$104,006	$(96,834)	$7,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(10,694)	$(17,315)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation	42	44
Amortization of right-of-use assets	358	265
Amortization of acquired intangible assets	216	209
Realized/unrealized (gain)/ loss in investment, related party	11	4,424
Change in fair value of contingent consideration	-	(100)
Change in fair value of warrant liabilities	(2,009)	(1,403)
Stock-based compensation	432	610
Allowance for credit losses	77	64
Loss on debt extinguishment	316	-
Non-cash interest expense	246	190

Changes in operating assets and liabilities:
Accounts receivable	1,581	1,491
Other receivables, related party	3	2,397
Prepaid expenses and other assets	(28)	(302)
Inventories	6,961	(7,617)
Accounts payable and related party payables	(4,330)	3,380
Operating lease liabilities	(334)	(255)
Accrued expenses and other liabilities	(893)	(107)

Cash flows used in operating activities	(8,045)	(14,025)

Cash flows from investing activities
Sales of equity investment, related party	57	178
Purchase of intangible assets	(50)	-
Purchases of property and equipment	(9)	(14)

Cash flows provided by (used) in investing activities	(2)	164

Cash flows from financing activities
Proceeds from issuance of series B-1 preferred stock and warrants to purchase series B-3 preferred stock, net of issuance costs	7,662	-
Proceeds from issuance of series B-3 from exercise of warrants	7,438	-
Proceeds from line of credit	-	5,700
Payment to extinguish line of credit	(357)	-
Payment of principal short-term debt	(3,660)	(4,594)

Cash flows provided by financing activities	11,083	1,106

Net increase (decrease) in cash and cash equivalents	3,036	(12,755)
Cash, cash equivalents and restricted cash, at the beginning of the period	1,543	17,408

Cash, cash equivalents and restricted cash, at the end of the period	$4,579	$4,653

Supplemental disclosure of cash flow information
Interest paid	$1,701	$-
Income taxes paid, net	$21	$-

Supplemental non-cash financing activities
Conversion of warrant liability to equity	$5,372	$-

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

The Company includes its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery”), formerly known as Bio-FRI GmbH, a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma GmbH (“Biofrontera Pharma”) and Biofrontera Bioscience GmbH (“Biofrontera Bioscience,” and, together with Biofrontera Pharma, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG, a company holding more than five percent of the Company’s common stock.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with PDT (when used together, “Ameluz® PDT”) using the BF-RhodoLED® and the RhodoLED®XL lamps (the “RhodoLED® Lamps”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective February 13, 2024 (the “Second A&R Ameluz LSA”), with the Ameluz Licensor.

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the Food and Drug Administration (the “FDA”) for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”), assumed by the Company on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”), enables the Company to market and sell this product in the United States. The Company has generated limited revenue from sales of Xepi during the current reporting periods and recent developments with the third-party manufacturer that was providing our supply of Xepi® have resulted in further delays of our commercialization of the product. However, Ferrer is in the process of qualifying a new contract manufacturer. Once the new contract manufacturer is qualified, we expect the supply of Xepi® will meet the future market demand.

Liquidity and Going Concern

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $8.0 million and $14.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company had an accumulated deficit as of June 30, 2024 of $110.3 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. As of June 30, 2024, we had cash and cash equivalents of $4.4 million, compared to $1.3 million as of December 31, 2023. These conditions and current cash flow projections raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report. However, management believes that its plan alleviates the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

Management’s plans include adhering to the 2024 budget approved by the Board of Directors (the “Board”), which includes significant sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States while decreasing discretionary expenses by approximately $5.5 million when compared to 2023.

In addition, the terms of the Second A&R Ameluz LSA are expected to reduce our cost of inventory in the future (See Note 12 Related Party Transactions), with gross margins of its primary product, Ameluz®, anticipated to be approximately 75% as opposed to the current 50%, beginning with inventory purchases after the execution date. This should reduce our cash needs for inventory, which will be partially offset by increased R&D costs, resulting in expected net savings of $2.7 million through August 2025.

The Company also has discretionary marketing, personnel, software, and other expenses budgeted in fiscal year 2024, which the Company has the ability and intent, commencing in January 2025, to reduce such spending and cash outflows by $5.8 million through August 31, 2025 without materially impacting planned revenues.

Based on the plans described above, management believes that the Company will have sufficient liquidity to meet its funding requirements for at least one year from the date these financial statements are issued. However, this will depend on several factors, including executing on its sales plan and planned cost reductions within the time period needed, as well as other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt, which may not be available on acceptable terms, or at all, which could result in a material adverse effect on the Company, as well as its business, financial condition, results of operations, growth prospects and financial statements.

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

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2024, the Company’s operating results for the three and six months ended June 30, 2024 and 2023, and the Company’s cash flows for the six months ended June 30, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Research and Development Costs

Research and development expenses include costs directly attributable to the clinical development of Ameluz®, including personnel-related expenses, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, facilities, depreciation, and other direct and allocated expenses. All costs associated with research and development are expensed as incurred.

Clinical trial costs are a significant component of our research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as Clinical Research Organizations (“CROs”), independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical trials. We record accruals for estimated costs under these contracts. When evaluating the adequacy of the accrued liabilities, we analyze the progress of the studies or clinical trials, including the phase or completion of events, invoices received, contracted costs and purchase orders. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period based on the facts and circumstances known at that time. Although we do not expect the estimates to be materially different from the amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. Actual results could differ from our estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates and record any necessary adjustments in the period such variances become known.

We estimate clinical trial and research agreement related expenses based on the services performed, pursuant to contracts with the CROs, independent clinical investigators, and other vendors that conduct clinical trials and research on our behalf. In accruing clinical and research related fees, we estimate the period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to, valuation allowances for receivables and inventory, valuation of contingent consideration and warrant liabilities, realization of intangible and other long-lived assets, product sales allowances and reserves, share-based payments, accrual of research and development expenses and   income taxes including deferred tax assets and liabilities. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	June 30, 2024	December 31, 2023
Assets:
Investment, related party	1	$10	$78
Liabilities:
Warrant liability – 2022 Purchase Warrants	3	$72	$328
Warrant liability - 2022 Inducement Warrants	3	$90	$412
Warrant liability – 2023 Purchase Warrants	3	$759	$3,470
Total Liabilities		$921	$4,210

Investment, related party

As of June 30, 2024 and December 31, 2023, the Company held as an investment, 3,019 (as adjusted for a reverse stock split on May 14, 2024) and 177,465, respectively, common shares of Biofrontera, AG, a company who holds a greater than five percent of our Common Stock and is traded on the Frankfurt Stock Exchange. The fair values of these investments were determined with Level 1 inputs through references to quoted market prices. See Note 12. Related Party Transactions.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of Common Stock originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”), (ii) warrants to purchase 214,286 shares of Common Stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”), and (iii) warrants to purchase 1,807,500 shares of Common Stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share ( the “2023 Purchase Warrants”).

The 2022 Purchase Warrants, the 2022 Inducement Warrants and the 2023 Purchase Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations.

The fair value for the Level 3 2022 Purchase Warrants, 2022 Inducement Warrants and the 2023 Purchase Warrants was estimated using a Black-Scholes-Merton (“BSM”) model. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations. The fair value of these warrants was determined using the BSM option pricing model based on the following assumptions for the three and six months ended June 30, 2024: fair value of the underlying common stock of $0.90 to $1.54, expected volatility of 95% to 100%, risk free rate of 4.20% to 4.35%, remaining contractual term of 4.34 to 4.59 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “2024 Preferred Warrants”), were also accounted for as liabilities, as they were redeemable in the event of a change in control, which was not solely within the control of the Company (see Note 13. Stockholders’ Equity). The 2024 Preferred Warrants were issued in the first quarter of 2024   and exercised prior to the end of the second quarter of 2024. The fair value for the Level 3 2024 Preferred Warrants was estimated utilizing a probability weighted average approach, which incorporated two scenarios. In scenario one, the warrant value was based on the underlying value of the convertible preferred stock, using an option-pricing model backsolve that solved for the value of our publicly traded equity on the valuation date to obtain the valuation date fair value of the Series B-3 Convertible Preferred Stock, then applied the Series B-3 Convertible Preferred Stock value into the BSM model equation to determine the value of the Series B-3 convertible warrants. In scenario two, the warrant value was based on the underlying value of the publicly traded common equity value. Scenario two assumes the preferred stock will be converted into Common Stock prior to a liquidity event. A simple BSM model was utilized to value the warrant under scenario two, using the closing price of our Common Stock as an input to the model.

The BSM model used the following range of inputs and assumptions for the 2024 Preferred Warrants at the issuance date of February 22, 2024, for the three months ended March 31, 2024 and at the exercise date of May 13, 2024: (i) expected stock price volatility of 79.3% to 105%; (ii) risk-free interest rate of 5.39%; to 5.54%; (iii) expected life of the warrants of 0.003 to 0.21 years; and (iv) dividend yield of 0.0%.

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2024	2023
Fair value at beginning of period	$4,210	$2,843
Issuance of new warrants	4,092	-
Exercise of warrants	(5,372)	-
Change in fair value of warrant liabilities	(2,009)	(1,403)
Fair value at end of period	$921	$1,440

4. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz®, RhodoLED® Lamps, and Xepi®. Revenue from the sales of our lamps and Xepi® are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience for BF-RhodoLED® leasing and installation service associated with the clinical lamps, which, due to the Second A&R Ameluz LSA is no longer effective as of June 30, 2024. Refer to Note 12, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2022	$48	$9	$5	$20	$82
Provision related to current period sales	3	62	3	134	202
Credit or payments made during the period	-	(71)	(2)	(59)	(132)
Balance at June 30, 2023	$51	$-	$6	$95	$152

Balance at December 31, 2023	$52	$-	$6	$54	$112
Provision related to current period sales	32	-	-	112	144
Credit or payments made during the period	(7)	-	(6)	(90)	(103)
Balance at June 30, 2024	$77	$-	$-	$76	$153

5. Investment, Related Party

As of June 30, 2024 and December 31, 2023, our investments in equity securities consisted solely of 3,019 shares (as adjusted for a 1 for 21 reverse stock split on May 14, 2024) and 177,465 shares, respectively, of common shares of Biofrontera AG. (See Note 12. Related Party Transactions). Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the consolidated statements of cash flows, we received proceeds from sales of equity securities of approximately $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

Gain/(loss) on investment, related party, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net loss recognized during the period on equity securities	$(14)	$(1,482)	$(11)	$(4,424)
Less: net realized loss on equity securities sold	-	75	98	75
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(14)	$(1,407	$87	$(4,349)

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

The allowance for credit losses was $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

7. Inventories

Inventories are comprised of Ameluz®, RhodoLED® Lamps, and immaterial amounts of Xepi® finished products.

There was no provision for obsolescence recorded for the three and six months ended June 30, 2024 and 2023. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, we recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party, as the recalled lots of Ameluz® products were to be replaced by the Ameluz Licensor at no additional cost in accordance with the Ameluz License and Supply Agreement (the “Ameluz LSA”). See Note 12. Related Party Transactions for further discussion of the voluntary recall. As of July 23, 2024, we have received the full amount of the replacement inventory for the recalled Ameluz®. See Note: 19. Subsequent Events.

8. Intangible Asset, Net

Intangible asset, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Capitalized software	$50	$15
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(2,202)	(1,986)
Intangible asset, net	$2,448	$2,629

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and is amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.1 million for each of the three-month periods ended June 30, 2024 and 2023 and $0.2 million for the six months ended June 30, 2024 and 2023.

The Company capitalizes the application development phase costs of internal use software in accordance with ASC 350-40, “Intangibles-Goodwill and Other-Internal Use Software.” Capitalized costs will be amortized on a straight-line basis over the estimated useful life of the asset upon completion. There was minimal amortization expense for the three and six months ended June 30, 2024 and none for the three and six months ended June 30, 2023.

9. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2024, approximately $4.0 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4,379	$1,343
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$4,579	$1,543

Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Employee compensation and benefits	1,989	2,185
Professional fees	391	1,064
Research and development	376	-
Product revenue allowances and reserves	188	149
Distribution and Storage	50	118
Legal settlement	-	403
Other	599	568
Total	$3,593	$4,487

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

As a result of the termination of the Loan Agreement, the Company recognized a $0.3 million loss related to prepayment fees and the write-off of deferred financing costs, in the accompanying consolidated statement of operations for the six months ended June 30, 2024.

Loan Facilities

On December 21, 2023, we entered into credit facilities with two different lenders (the “Loans”), each pursuant to a Business Loan and Security Agreement providing for a term loan in the principal amount of $2,000,000. Each of the Loans is evidenced by a Secured Promissory Note, effective as of December 21, 2023. Each of the Loans requires the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. There were approximately $0.3 million of related issuance costs, recognized as a debt discount (contra liability against the debt balance), that are being amortized as interest expense over the life of the loan using the effective interest method. During the three and six months ended June 30, 2024 the Company recognized interest expense of approximately $0.2 million and $1.7 million, respectively and discount amortization of $0.1 million and $0.3 million, respectively. As of June 30, 2024 the aggregate amount of principal outstanding under the Loans was $0.3 million, which is shown net of the remaining unamortized issuance cost.

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

12. Related Party Transactions

License and Supply Agreement

Under the Ameluz LSA, the Company obtained an exclusive, non-transferable license to use Biofrontera Pharma’s technology to market and sell the licensed products, Ameluz® and RhodoLED® Lamps and must purchase the licensed products exclusively from Biofrontera Pharma. The Second A&R Ameluz LSA, among other things, amended the Ameluz LSA to:

(i) update the price we pay per unit, based on certain percentages of the anticipated net selling price, (the “Transfer Price”) that covers the cost of goods, royalties on sales, and services, including all regulatory efforts, agency fees, pharmacovigilance, and patent administration, as follows:

●	Twenty-five percent of the anticipated net selling price per unit through 2025;
●	Thirty percent of the anticipated net selling price per unit for 2026 to 2028;
●	Thirty-two percent of the anticipated net selling price per unit for 2029 to 2031;
●	Thirty-five percent of the anticipated net selling price per unit for 2032 and beyond, subject to a minimum dollar amount per unit; and
●	The Transfer Price for sales related to acne, another indication currently in development, will remain at twenty-five percent of the anticipated net selling price per unit indefinitely.

(ii) provide for the transfer of responsibilities for clinical trials relating to Ameluz® in the US on or before June 1, 2024, including the Company assuming related contracts and transferring key personnel from the Ameluz Licensor to the Company.

Also, in connection with the Second A&R Ameluz LSA, the Company entered into a Release of Claims, with the Ameluz Licensor, dated February 13, 2024, pursuant to which the Company agreed to release the Ameluz Licensor from all claims and liabilities arising out of or relating to any failure by the Ameluz Licensor to perform certain obligations under the Second A&R Ameluz LSA with respect to clinical trials for which the Company assumed responsibility under the Second A&R Ameluz LSA.

Purchases of the licensed products during the three and six months ended June 30, 2024 were $0.8 million and $1.1 million, respectively, and $10.4 million and $13.7 million for the three and six months ended June 30, 2023, respectively. Amounts due and payable to Biofrontera Pharma as of June 30, 2024 and December 31, 2023 were $2.2 million and $8.5 million, respectively, which were recorded net in accounts payable, related parties in the consolidated balance sheets.

On February 9, 2024, Biofrontera was notified that the Ameluz Licensor had initiated a voluntary recall of a limited number of lots of Ameluz® due to a manufacturing defect in the impacted product’s packaging, which is provided by an unaffiliated supplier. In its communications, the Ameluz Licensor confirmed that the recalled product is not likely to cause adverse health consequences. Pursuant to the Ameluz LSA, the Company will not bear any financial responsibility for the costs associated with this recall. As such, the Company does not anticipate a material financial impact on its business as a result of the recall. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, the Company recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party. As of July 23, 2024, we received the full amount of the replacement inventory for the recalled Ameluz®. See Note: 19. Subsequent Events.

Service Agreements

In December 2021, we entered into an Amended and Restated Master Contract Services Agreement (the “Services Agreement”), which provides for the execution of statements of work, by and among the Company, Biofrontera AG, Biofrontera Pharma and Biofrontera Bioscience, primarily for regulatory support and pharmacovigilance. The Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us for as long as we deem necessary. We currently have statements of work in place regarding pharmacovigilance, regulatory affairs, medical affairs, and investor relations services and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers.

We have migrated away from Biofrontera AG to third party providers for most of our significant information technology services. Expenses related to the Services Agreement were negligible for the three and six months ended June 30, 2024 and $0.1 million for the three and six months ended June 30, 2023, which were recorded in selling, general and administrative, related party. Amounts due to Biofrontera AG related to the Services Agreement were negligible and $0.1 million as of June 30, 2024 and December 31, 2023, which were recorded in accounts payable, related parties in the consolidated balance sheets.

Clinical Lamp Lease Agreement

On August 1, 2018, the Company executed a clinical lamp lease agreement with Biofrontera Bioscience to provide lamps and associated services. Due to the Second A&R Ameluz LSA, this agreement is no longer effective as of June 30, 2024.

Total revenue related to the clinical lamp lease agreement was minimal for the three and six months ended June 30, 2024 and 2023, and was recorded as revenues, related party. Amounts due from Biofrontera Bioscience for clinical lamp and other reimbursements were negligible and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, which were recorded as other receivables, related party in the consolidated balance sheets.

Others

The Company receives expense reimbursement from Biofrontera AG and Biofrontera Bioscience on a quarterly basis for costs incurred on behalf of these entities, which are netted against expenses incurred within selling, general and administrative expenses. Total expense reimbursements were $0.2 million and $0.3 million for the three and six months ended June 30, 2024 respectively. Total expense reimbursements for the three and six months ended June 30, 2023 were $0.2 million and $0.4 million, respectively.

The Company recorded a receivable of $2.8 million as of December 31, 2023, due from Biofrontera AG (presented net in accounts payable, related party) for its 50% share of the balance of a legal settlement for which both parties are jointly and severally liable. The Company had a contractual right to repayment of its share of the settlement payments, plus interest and other miscellaneous settlement costs, from Biofrontera AG under the Settlement Allocation Agreement entered into on December 9, 2021 and as amended on June 30, 2022, which provides that the settlement payments would first be made by the Company and then reimbursed by Biofrontera AG for its share. There was no interest income recognized for the three and six months ended June 30, 2024 and 2023, in connection with this receivable and the $2.8 million balance was net settled against payments for inventory in February 2024.

As of June 30, 2024, our investment, related party was valued at a negligible amount and consisted of 3,019 common shares of Biofrontera AG (as adjusted for a reverse stock split on May14, 2024). As of December 31, 2023, our investment in equity securities was valued at $0.1 million and consisted of 177,465 common shares of Biofrontera AG. See Note 5. Investment, Related Party.

13. Stockholders’ Equity

Under the Company’s Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation (“Certificate”), effective April 25, 2024, the Company is authorized to issue 35,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $.001 per share.

On February 19, 2024, the Company entered into the Preferred Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), (i) 6,586 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) the 2024 Preferred Warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) for an aggregate offering price of $8.0 million. Each share of Series B-1 Preferred Stock was sold for $1,000 per share and the consideration for each 2024 Preferred Warrant was $0.125 per share of common stock that each share of Series B-3 Preferred Stock may be converted into (or 11,309,019 common stock shares). The conversion price of Series B Preferred Stock is $0.7074 per share of Common Stock, such that each Series B share is convertible into 1,413.6 shares of the Common Stock. The net proceeds received were approximately $7.3 million, after deducting fees paid to the placement agent and other offering expenses payable by the Company.

On February 22, 2024, concurrent with the closing of the Offering, in exchange for the conversion of 1,780 shares of Series B-1 Preferred Stock, the Company issued 2,516,785 shares of common stock. Pursuant to the Certificate, upon the Company’s stockholders’ May 2024 approval of an increase in the authorized shares of Common Stock (“Stockholder Approval”), the remaining 4,806 shares of Series B-1 Preferred Stock automatically converted into Series B-2 Preferred Stock (as a conversion to common stock would have caused the holders to exceed their respective beneficial ownership limitations), with 6,793,893 shares of common stock issuable upon conversion of the Series B-2 Preferred Stock. Also, following the Stockholder Approval, upon any liquidation event, the assets of the Company available for distribution to its stockholders will be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata, based on the number of shares held by each such holder, treating for this purpose, all shares of Series B Preferred Stock as if they had been converted to Common Stock. With the removal of the liquidation preference to Series B Preferred, the requirement for mezzanine classification was eliminated and the Series B Preferred Stock is classified as permanent equity as of June 30, 2024. (See Note 14. Redeemable Preferred Stock.)

On May 13 and 14, 2024, of the 8,000 2024 Preferred Warrants, 7,998 were exercised to purchase shares of the Company’s Series B-3 Convertible Preferred stock, par value $0.001 per share, for net proceeds of $7.4 million, net of fees paid to the placement agent, while two warrants expired due to non-issuance of fractional shares. All 2024 Preferred Warrants issued in the Offering have now been exercised or expired, with 11,306,192 shares of common stock issuable upon conversion of the 7,998 shares of Series B-3 Convertible Preferred Stock.

Pursuant to the Preferred Purchase Agreement, the Company is entitled to appoint two independent directors designated by Rosalind Advisors, Inc to the Company’s Board.

Amendment to Articles of Incorporation – Series B Preferred Stock

Pursuant to the terms of the Preferred Purchase Agreement, on February 20, 2024, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 6,586 shares of its authorized and unissued preferred stock as Series B-1 Preferred Stock, 6,586 shares as Series B-2 Preferred Stock and 8,000 shares as Series B-3 Convertible Preferred Stock, with a par value of $0.001 per share (collectively the “Series B Preferred Stock”).

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

Conversion. Subject to certain beneficial ownership limitations, at the option of the Holder, each share of Series B Preferred Stock is convertible into shares of Common Stock at the applicable Conversion Price, rounded down to the nearest whole share. The conversion price for the Series B Preferred Stock is $0.7074 per share of Common Stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Following the Stockholder Approval, each share of Series B-1 Preferred Stock was automatically converted into either Common Stock or, to the extent the conversion would cause a holder to exceed its beneficial ownership limitation, shares of Series B-2 Preferred Stock.

Liquidation.

Following the Stockholder Approval, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or Deemed Liquidation Event, as defined in the Certificate of Designation (any such event, a “Liquidation”), the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation immediately prior to such Liquidation, without regard to any limitations on conversion set forth in the Certificate of Designation or otherwise.

Participation Right. For a period of one year following the closing of the Offering, the purchasers will have the right to participate as an investor in any securities offering consummated by the Company.

Common Stock:

The holders of Common Stock are entitled to one vote for each share held. Common Stockholders are not entitled to receive dividends, unless declared by the Board. The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable. As of June 30, 2024, there were 5,094,184 shares of Common Stock outstanding.

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

14. Redeemable Preferred Stock

Prior to the Stockholder Approval, Series B-1 Preferred Stock was redeemable at the option of the holder and Series B-2 and B-3 Preferred Stock were redeemable in the event of a change in control. ASC 480-10-S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series B-1 Preferred Stock was redeemable at the option of the holder, B-2 and B-3 were redeemable, upon a change in control that was not solely within control of the Company. Prior to the Stockholder Approval, the Series B Preferred Stock was considered senior to the Common Stock and all other series of the Company with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As such, the Company determined that mezzanine treatment was appropriate for the Series B Preferred Stock at issuance in February 2024 and as of March 31, 2024, and the Series B Preferred Stock was presented as such in our consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity for periods prior to the Stockholder Approval. The Series B Preferred Stock was not considered mandatorily redeemable.

Upon the Stockholder Approval, each share of Series B-1 Preferred Stock automatically converted into either Common Stock or, to the extent the conversion would cause a holder to exceed its beneficial ownership limitation, shares of Series B-2 Preferred Stock, thereby removing the redemption feature at the option of the holder (which was only present for Series B-1) and eliminating one of the requirements for classification as mezzanine equity.

Following the Stockholder Approval, upon any liquidation, the assets of the Corporation available for distribution to its stockholders will be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation filed on February 20, 2024. Accordingly, the Series B Preferred stock is classified as permanent equity on our consolidated balance sheets and consolidated statements of change in stockholders’ equity as of June 30, 2024, due to the limited exception under ASC 480-10-S99-3A(3)(f).

15. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board adopted, and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan”), under which the maximum contractual term is 10 years for stock options issued. On June 12, 2024, the stockholders of the Company approved an amendment to the Biofrontera Inc. 2021 Omnibus Incentive Plan to increase the number of shares authorized for issuance by 3,483,010 shares, from 266,990 shares to 3,750,000 shares. As of June 30, 2024, there were 3,636,788 shares available for future awards under the amended 2021 Plan.

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

The fair value of each option was estimated on the date of the grant using the BSM option pricing model. There were no equity grants during the three and six months ended June 30, 2024.

Share-based compensation expense related to stock options of approximately $0.2 million and $0.3 million was recorded in selling, general and administrative expenses, with a negligible amount recorded as research and development on the accompanying consolidated statement of operations for the three and six months ended June 30, 2024, respectively. Share-based compensation expense of $0.2 million and $0.4 million related to stock options for the three and six months ended June 30, 2023, respectively, was recorded in selling, general and administrative expenses.

Options outstanding and exercisable under the employee share option plan as of June 30, 2024, and a summary of option activity during the six months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	99,486	$39.26
Granted	-	$-
Exercised	-	$-
Canceled or forfeited	(11,954)	$11.58
Outstanding at June 30, 2024	87,532	$42.64	8.26	$-
Exercisable at June 30, 2024	39,809	$58.47	7.86	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that were in the money at June 30, 2024.

As of June 30, 2024, there was $0.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.51 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is determined based on the closing market price of the Company’s Common Stock on the grant date.

Share-based compensation expense for the RSUs was negligible and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023 respectively, and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,771	-	$52.20
Awarded	-	-	$-
Vested	(4,771)	-	$52.20
Canceled or forfeited	-	-	$-
Outstanding at June 30, 2024	-	-	$-

As of June 30, 2024, there was no unrecognized compensation cost related to RSUs.

16. Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Interest expense	$(620)	$(32)	$(2,041)	$(33)
Contract asset interest expense	-	(89)	-	(179)
Interest income	24	42	38	98
Interest expense, net	$(596)	$(79)	$(2,003)	$(114)

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

17. Net Earnings (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three and six months ended June 30, 2024 and 2023. Undistributed earnings for each period are allocated equally to common shareholders and participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. Under the two-class method, the undistributed losses will be allocated entirely to the common stock shareholders. Basic net earnings (loss) per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method.

In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(257)	$(9,837)	$(10,694)	$(17,315)
Weighted average common shares outstanding, basic and diluted	5,091,353	1,360,739	4,357,474	1,359,894
Net loss per share, basic and diluted	$(0.05)	$(7.23)	$(2.45)	$(12.73)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

June 30,	2024	2023
Common stock warrants	2,269,356	1,877,630
Common stock options and RSUs	87,532	106,034
Unit Purchase Options	20,182	20,182
Shares related to Series B-2 convertible preferred stock	6,793,893	-
Shares related to Series B-3 convertible preferred stock	11,306,191	-
Total	20,477,154	2,003,846

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

Future lease payments under non-cancelable leases as of June 30, 2024 were as follows (in thousands):

Years ending December 31,	Future lease commitments
Remainder of 2024	$382
2025	582
2026	238
2027	31
Thereafter	-
Total future minimum lease payments	$1,233
Less imputed interest	(89)
Total lease liability	$1,144

Reported as:
Operating lease liability, current	$701
Operating lease liability, non-current	443
Total	$1,144

Ameluz LSA Sales Commitment

The term shall renew automatically for a period of five years, in perpetuity, so long as we have earned revenues from Ameluz product and lamps equal to or greater than $150 million over the preceding five years. If we fail to earn $150 million in revenues from Ameluz® and the RhodoLED® Lamps over the preceding five (5) year period prior to the Ameluz LSA’s termination date, Biofrontera Pharma has the right to terminate the Ameluz LSA by providing one (1) year written notice.

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

Ameluz® Minimum Research and Development Costs (“Minimum R&D Costs”)

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three and six months ended June 30, 2024 or 2023.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer (i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and (ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments or accruals for such payments were made during the three and six months ended June 30, 2024 or 2023 related to Xepi® milestones.

Research and Development Arrangements

In the course of normal business operations, the Company enters into agreements with contract research organizations (“CROs”) to assist in the performance of research and development activities. Expenditures to CROs represent a significant cost in clinical development for the Company. The Company may be obligated to make future payments should certain developments be achieved. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the timing of receipt of invoices and payment of invoices and are reflected in the financial statements as a prepaid or accrued expense. The Company could also enter into additional contract research agreements in the future, which may require upfront payments and long-term commitments of cash.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

Legal Claims

On September 13, 2023, Biofrontera was served with a complaint filed by DUSA Pharmaceuticals, Inc., Sun Pharmaceutical Industries, Inc. (“Sun”), and Sun Pharmaceutical Industries LTD in which DUSA alleges breach of contract, violation of the Lanham Act, and unfair trade practices. All claims stem from allegations that Biofrontera has promoted its Ameluz® product in a manner that is inconsistent with its approved FDA labeling. Though this complaint was originally filed in the U.S. District Court for the District of Massachusetts, this matter has been transferred by agreement of the parties to the U.S. District Court for the District of New Jersey. Biofrontera filed a partial motion to dismiss the Lanham Act and unfair trade practices claims on April 8, 2024. This motion remains pending, and fact discovery commenced on August 1, 2024.

On June 26, 2024 and June 27, 2024, Sun filed two additional complaints against Biofrontera, Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience with the United States District Court for the District of Massachusetts and the International Trade Commission, respectively, both alleging infringement of two patents held by Sun.

The Company denies these claims and intends to defend these matters vigorously. Based on the Company’s assessment of the facts underlying the above claims, the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the possibility of a material loss, nor the potential range of loss that may result from this action. If the final resolution of the matter is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

19. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of June 30, 2024 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, and determined that the following material subsequent event required disclosure.

As of July 23, 2024, we have received the full amount of replacement inventory for the recalled Ameluz® (See Note 12 Related Party Transactions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2024 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.”

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

Factors that may cause such differences include, but are not limited to:

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the success of our principal licensed product Ameluz®;

●	the ability of Biofrontera Pharma GmbH (“Biofrontera Pharma”), Biofrontera Bioscience GmbH (“Biofrontera Bioscience”) and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“Licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●	the ability of our Licensors or our Licensors’ manufacturing partners, as applicable, to supply Ameluz®, RhodoLED® Lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our Licensors to successfully defend or enforce patents related to our licensed products;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	the impact of legislative and regulatory changes;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy;

●	our success in achieving profitability;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	the effect of the COVID-19 global pandemic, including mitigation efforts and economic effects;

●	our ability to retain and recruit key personnel;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024, the “Form 10-K”), Item 1A of Part II of this Quarterly Report on Form 10-Q and any other filings with the SEC.

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

Overview

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses (“AKs”), which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection. Our subsidiary, Discovery, was formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma and Biofrontera Bioscience (together, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with PDT (when used together, “Ameluz® PDT”) using the BF-RhodoLED® and the RhodoLED®XL lamps (the “RhodoLED® Lamps”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of AKs of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated. International treatment guidelines list PDT as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.1 We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective as of February 13, 2024 with the Ameluz Licensor (the “Second A&R Ameluz LSA”).

Effective June 1, 2024, we assumed control of all clinical trials relating to Ameluz® in the United States, allowing for more effective cost management and direct oversight of trial efficiency. Our research and development (“R&D”) program is focused on label expansion for Ameluz® as well as supporting PDT growth by improving the capabilities of our RhodoLED® Lamps to better fulfill the needs of dermatologists.   Our goal is to improve the effectiveness of our commercial team by allowing sales representatives to carry approved devices with them allowing for easier product demonstrations and evaluations.

Effective with the Second A&R Ameluz LSA, the price we pay per unit, based on certain percentages of the anticipated net selling price, (the “Transfer Price”) of Ameluz® was reduced from 50% to 25% for all purchases through 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the Transfer Price from 25% to 35% for sales related to AK and, if approved by the Food and Drug Administration (the “FDA”), basal cell carcinoma and squamous cell carcinoma. The Transfer Price for sales related to acne, another indication currently in development, will remain at 25% indefinitely. The Transfer Price covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance, and patent administration. The reduced LSA Transfer Price will allow the Company to finance the R&D activities assumed as of June 1, 2024, and continue our commercial growth trajectory.

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

Our principal objective is to increase the sales of our licensed products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the RhodoLED® Lamps for the treatment of minimally to moderately thick AKs of the face and scalp and positioning Ameluz® to be the standard of care in the United States by growing our dedicated sales and marketing infrastructure in the United States;

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the U.S. market through the license and supply agreements with our Licensors; and

●	opportunistically adding complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

We devote a substantial portion of our cash resources to the commercialization of our licensed products , Ameluz® and the RhodoLED® Lamps. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, our line of credit, short-term debt and proceeds received in equity financings.

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

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. As previously disclosed since 2021, the Xepi product has experienced manufacturing delays at Ferrer’s third-party manufacturer, which have not yet been resolved. We expect to receive commercial product in the second or third quarter of 2025. In addition, we launched the commercial distribution of the RhodoLED® XL on June 10, 2024. However, we have historically experienced delays due to supply chain issues, and there is a possibility that there are additional supply chain challenges, or our orders are fulfilled at a slower rate than expected. Despite these historic and possible future delays, we expect total revenues will not be significantly impacted (i.e., we experience less growth than expected vs. declining sales) since the majority of our revenues are from sales of Ameluz® and we have RhodoLED® Lamps on hand and on order. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and RhodoLED® Lamps.

Components of Our Results of Operations

Product Revenue, net

We generate product revenues through the third-party sales of our licensed products Ameluz®, RhodoLED® Lamps and to a much lesser extent Xepi® covered by our exclusive license and supply agreements with our Licensors. Revenues from product sales are recorded net of discounts, rebates and other incentives, including trade discounts and allowances, product returns, government rebates, and other incentives such as patient co-pay assistance. Revenue from the sales of our RhodoLED® Lamps and Xepi® are relatively   insignificant compared with revenues generated through our sales of Ameluz®.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Related Party Revenues

Prior to June 1, 2024, the date on which we took over clinical trials, we generated insignificant related party revenue in connection with an agreement with Biofrontera Bioscience to provide BF-RhodoLED® lamps and associated services for the clinical trials performed by Biofrontera Bioscience. In the future, we do not expect to receive related party revenue regarding lamps and associated services for clinical trials.

Cost of Revenues, Related Party

Cost of revenues, related party, is comprised of purchase costs of our licensed products, Ameluz® and RhodoLED® Lamps from Biofrontera Pharma and insignificant inventory adjustments due to scrapped, expiring and excess products.

The Transfer Price we paid for inventory purchased through February 12, 2024, was based on the Ameluz LSA as amended on October 8, 2021, under which the price paid per unit was based upon our sales history. The purchase price we paid the Ameluz Licensor for Ameluz® was determined in the following manner:

●	fifty percent of the anticipated net selling price per unit until we generate $30 million in revenue from sales of the products we license from the Ameluz Licensor during a given Commercial Year (as defined in the Ameluz LSA);

●	forty percent of the anticipated net selling price per unit for all revenues we generate between $30 million and $50 million from sales of the products we license from the Ameluz Licensor; and

●	thirty percent of the anticipated net selling price per unit for all revenues we generate above $50 million from sales of the products we license from the Ameluz Licensor.

Effective February 12, 2024, the Second A&R Ameluz LSA, among other things, was amended to change the Transfer Price to 25% of the anticipated net selling price per unit through 2025 and then increasing over time pursuant to the schedule set forth in the Second A&R Ameluz LSA to a maximum of 35% of the anticipated net selling price starting in 2032, subject to a minimum dollar amount per unit.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by our significant stockholder, Biofrontera AG, primarily for regulatory support and pharmacovigilance. These expenses are charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement entered into on December 2021 (the “2021 Services Agreement”). The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including regulatory and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding, regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers. As of June 30, 2024, we have eliminated the need for information technology services from Biofrontera AG.

Research and Development

Effective June 1, 2024, we took control of all clinical trials for Ameluz® in the Unites States, allowing for more effective cost management and direct oversight of trial efficiency. Our R&D expenses include costs directly attributable to the clinical development of Ameluz®, including personnel-related expenses, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, facilities, depreciation, and other direct and allocated expenses. Along with our Ameluz® clinical trials, our R&D program also aims to improve the capabilities of our RhodoLED® Lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them, allowing for easier product demonstrations and evaluations. All costs associated with research and development are expensed as incurred.

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

Results of Operations

Comparison of the Three Months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	Change

Product revenues, net	$7,831	$5,830	$2,001
Related party revenues	8	18	(10)
Revenues, net	$7,839	$5,848	$1,991

Operating expenses:
Cost of revenues, related party	4,092	2,772	1,320
Cost of revenues, other	250	116	134
Selling, general and administrative	7,915	11,456	(3,541)
Selling, general and administrative, related party	32	92	(60)
Research and development	621	11	610
Change in fair value of contingent consideration	-	100	(100)
Total operating expenses	12,910	14,547	(1,637)
Loss from operations	(5,071)	(8,699)	3,628
Change in fair value of warrant liabilities	5,438	375	5,063
Change in fair value of investment, related party	(14)	(1,482)	1,468
Interest expense, net	(596)	(79)	(517)
Other income (expense), net	6	62	(56)
Loss before income taxes	(237)	(9,823)	9,586
Income tax expenses	20	14	6
Net loss	$(257)	$(9,837)	$9,580

Product Revenue, net

Net product revenue for the three months ended June 30, 2024 increased by $2.0 million, or 34.3% as compared to the three months ended June 30, 2023. This increase was driven by both a 5% higher unit sale price and a higher volume of Ameluz® revenue in the second quarter of 2024. The higher sales volume was primarily caused by (i) the impact of the Change Healthcare cybersecurity attack that occurred in the first quarter of 2024 causing reimbursement delays for our customers, which in turn shifted sales from the first quarter of 2024 to the second quarter of 2024; and (ii) more promotions and corresponding discounts offered in the second quarter of 2024, compared to the same period in 2023.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended June 30, 2024 increased by $1.3 million, or 47.6% as compared to the three months ended June 30, 2023. This was driven by the increase in Ameluz® product revenue. Cost of revenues, related party, is directly correlated to the selling price of Ameluz® under the Ameluz LSA. There has been no impact from the change in the transfer pricing under the Second A&R Ameluz LSA, as we have yet to purchase inventory under the new terms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 decreased by $3.5 million, or 30.9% as compared to the three months ended June 30, 2023. The decrease was primarily driven by a $1.5 million decrease in legal costs, due to lower legal activity level, especially since the settlement with Biofrontera AG in April 2023, as well as a decrease of non-personnel sales and marketing expenses of $0.8 million, and a decrease in general business consulting expense of $0.4 million. The decrease was further attributable to a $0.8 million decrease in personnel costs due to change in headcount and reduced severance, which was offset by a $0.2 million increase in accrued bonus compared to the three months ended June 30, 2023 due to the use of a higher performance factor for the calculation.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2024 increased by $0.6 million as compared to the three months ended June 30, 2023. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024, allowing for more effective cost management and direct oversight of trial efficiency. This increase to R&D expenses should be offset by a reduction in the Transfer Price of Ameluz® from 50% to 25% for all future purchases made in 2024 and 2025. No such inventory purchases were made as of June 30, 2024. The following table summarizes our research and development expenses:

	Three Months Ended June 30,
	2024	2023
Superficial basal cell carcinoma	$108	$-
Actinic keratosis	133	-
Moderate to severe acne	93	-
Personnel-related costs	254	-
Other research and development	33	11
	$621	$11

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $5.4 million for the three months ended June 30, 2024, as compared to $0.4 million for the three months ended June 30, 2023. The change in fair value of warrant liabilities was driven primarily by a mix of an increased population of outstanding warrant liabilities coupled with a drop in the underlying value of the Company’s Common Stock during the second quarter of 2024 as compared to the second quarter of 2023. The change was primarily due to the drop in fair value of $4.3 million related to warrants for preferred stock acquired in 2024 and an additional $1.0 million drop in fair value for warrants acquired in November of 2023.

Change in Fair Value of Investment, Related Party

As of December 31, 2023, the Company had transferred substantially all of its investment in Biofrontera AG to Maruho in exchange for the release of certain obligations, in accordance with the Settlement Agreement and Mutual Release (the “Release”), dated December 27, 2023. As a result, during the second quarter of 2024, the net balance of our investment in Biofrontera AG was minimal as was the related change in fair value.

Interest expense, net

The increase of interest expense of $0.5 million was driven by the interest and debt discount recognized on the loans issued on December 21, 2023, for an aggregate principal balance of $4.0 million. The loans required the Company to make weekly payments of principal and interest in the amount of approximately $0.2 million through July 5, 2024, the maturity date. Interest expense is recognized using the effective interest method, such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period until maturity.

Comparison of the Six Months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

(in thousands)	2024	2023	Change

Product revenues, net	$15,732	$14,544	$1,188
Related party revenues	18	36	(18)
Revenues, net	$15,750	$14,580	$1,170

Operating expenses:
Cost of revenues, related party	8,038	7,319	719
Cost of revenues, other	421	167	254
Selling, general and administrative	17,163	21,254	(4,091)
Selling, general and administrative, related party	29	119	(90)
Research and development	637	11	626
Change in fair value of contingent consideration	-	(100)	100
Total operating expenses	26,288	28,770	(2,482)
Loss from operations	(10,538)	(14,190)	3,652
Change in fair value of warrant liabilities	2,009	1,403	606
Change in fair value of investment, related party	(11)	(4,424)	4,413
Loss on debt extinguishment	(316)	-	(316)
Interest expense, net	(2,003)	(114)	(1,889)
Other income (expense), net	186	30	156
Loss before income taxes	(10,673)	(17,295)	6,622
Income tax expenses	21	20	1
Net loss	$(10,694)	$(17,315)	$6,621

Product Revenue, net

Net product revenue for the six months ended June 30, 2024 increased by $1.2 million, or 8.2% as compared to the six months ended June 30, 2023. This increase was driven by both a higher unit sale price and higher sales volume of Ameluz® revenue in the first half of 2024. The higher sales volume of Ameluz® was due to more promotions and corresponding discounts that were offered to customers, which extended into April 2024.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the six months ended June 30, 2024 increased by $0.7 million, or 9.8% as compared to the six months ended June 30, 2023. This was driven by the increase in Ameluz® product revenue. Cost of revenues, related party, is directly correlated to the selling price of Ameluz® under the Ameluz® LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 decreased by $4.1 million, or 19.2% as compared to the six months ended June 30, 2023. The decrease was primarily driven by a $2.5 million decrease in non-recurring legal costs due to the settlement with Biofrontera AG in April 2023, a decrease of non-personnel sales and marketing expenses of $1.1 million, and a net decrease of $0.3 million in personnel expenses.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2024 increased by $0.6 million as compared to the six months ended June 30, 2023. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024. The following table summarizes our research and development expenses:

	Six Months Ended June 30,
	2024	2023
Superficial basal cell carcinoma	$108	$-
Actinic keratosis	133	-
Moderate to severe acne	93	-
Personnel-related costs	254	-
Other research and development	49	11
	$637	$11

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $2.0 million for six months ended June 30, 2024, as compared to $1.4 million for the six months ended June 30, 2023. The change in fair value of warrant liabilities was driven primarily by a decrease in the underlying value of the Company’s Common Stock paired with a higher population of warrants outstanding   for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Change in Fair Value of Investment, Related Party

As of December 31, 2023, the Company had transferred substantially all of its investment in Biofrontera AG to Maruho in exchange for the release of certain obligations, in accordance with the Release. As a result, during the second quarter of 2024, the net balance of our investment in Biofrontera AG was minimal as was the related change in fair value.

Loss on Debt Extinguishment

Effective as of January 4, 2024, we voluntarily terminated the Loan and Security Agreement (the “Loan Agreement”) with Midcap Business Credit LLC. The Company recognized a $0.3 million loss on debt extinguishment upon the early termination of the Loan Agreement related to prepayment fees and the write-off of deferred financing costs.

Interest expense, net

The increase of interest expense of $1.9 million was driven by the interest and debt discount recognized on the loans issued on December 21, 2023, for an aggregate principal balance of $4.0 million. The loans required the Company to make weekly payments of principal and interest in the amount of approximately $0.2 million through July 5, 2024, the maturity date. Interest expense is recognized using the effective interest method, such that a constant effective interest rate is applied to the carrying amount of the debt at the beginning of each period until maturity.

Net Loss to Adjusted EBITDA Reconciliation for the Three and Six Months Ended June 30, 2024 and 2023

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

Loss on debt extinguishment: Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement and recognized a $0.3 million loss on debt extinguishment upon the early termination of the loan. We exclude the impact of this loss as it is attributed to the prepayment fee, which is considered non-recurring, and the write-off of deferred financing costs, which is considered non-cash.

Change in fair value of contingent consideration: Pursuant to a share purchase agreement with Maruho, the profits from the sale of Cutanea products were to be shared equally between Maruho and Biofrontera until 2030. The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and was re-measured at each reporting date. We exclude the historical impact of the change in fair value of contingent consideration as this is non-cash. We were relieved of our obligations relating to the contingent consideration under the Release. As such, our results of operations for the three and six months ended June 30, 2024 were not impacted by the change in fair value.

Change in fair value of warrant liabilities: The warrants issued in conjunction with our private placement offerings and registered public offerings are accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. We exclude the impact of the change in fair value of warrant liabilities as this is non-cash.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(257)	$(9,837)	$(10,694)	$(17,315)
Interest expense, net	596	79	2,003	114
Income tax expenses	20	14	21	20
Depreciation and amortization	130	253	258	518
EBITDA	489	(9,491)	(8,412)	(16,663)
Loss on debt extinguishment	-	-	316	-
Change in fair value of contingent consideration	-	100	-	(100)
Change in fair value of warrant liabilities	(5,438)	(375)	(2,009)	(1,403)
Change in fair value of investment, related party	14	1,482	11	4,424
Legal settlement expenses	-	107	-	1,225
Stock based compensation	204	259	432	610
Expensed issuance costs	-	-	354	-
Adjusted EBITDA	$(4,731)	$(7,918)	$(9,308)	$(11,907)
Adjusted EBITDA margin	-60.3%	-135.4%	-59.1%	-81.7%

Adjusted EBITDA

Adjusted EBITDA increased from ($7.9) million for the three months ended June 30, 2023 to ($4.7) million for the three months ended June 30, 2024. The increase was driven by an increase in revenue of $2.0 million and a decrease of $3.0 million in various sales, general and administrative expenses, partially offset by an increase in our cost of revenues of $1.5 million.

Adjusted EBITDA increased from ($11.9) million during the six months ended June 30, 2023 to ($9.3) million for the six months ended June 30, 2024. The increase in Adjusted EBITDA was primarily driven by an increase in revenue of $1.2 million and a decrease in selling, general and administrative expenses of $3.0 million, due primarily to decreased level of marketing activities and savings in legal expenses. This is partially offset by an increase in our cost of revenues of $1.0 million and an increase in R&D expenses of $0.6 million.

Liquidity and Capital Resources

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $8.0 million and $14.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company had an accumulated deficit as of June 30, 2024 of $110.3 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. As of June 30, 2024, we had cash and cash equivalents of $4.4 million, compared to $1.3 million as of December 31, 2023. These conditions and current cash flow projections raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance date of this report. However, management believes that its plan alleviates the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

Management’s plans include adhering to the 2024 budget approved by the Board of Directors, which includes significant sales and marketing, medical affairs, and dermatology community outreach efforts as we seek to expand the commercialization of Ameluz® in the United States while decreasing discretionary expenses by approximately $5.5 million when compared to 2023.

In addition, the terms of the Second A&R Ameluz LSA are expected to reduce our cost of inventory in the future (See Note 12 Related Party Transactions), with gross margins of its primary product, Ameluz®, anticipated to be approximately 75% as opposed to the current 50% beginning with inventory purchases after the execution date. This should reduce our cash needs for inventory which will be partially offset by increased R&D costs, resulting in expected net savings of $2.7 million through August 2025.

The Company also has discretionary marketing, personnel, software, and other expenses budgeted in fiscal year 2024, which the Company has the ability and intent, commencing in January 2025 to reduce such spending and cash outflows by $5.8 million through August 31, 2025 without materially impacting planned revenues.

Based on the plans described above, management believes that the Company will have sufficient liquidity to meet its funding requirements for at least one year from the date these financial statements are issued. However, this will depend on several factors, including executing on its sales plan and planned cost reductions within the time period needed, as well as other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all, which could result in a material adverse effect on the Company, as well as its business, financial condition, results of operations, growth prospects and financial statements.

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

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(8,045)	$(14,025)
Net cash provided by (used) in investing activities	(2)	164
Net cash provided by financing activities	11,083	1,106
Net increase (decrease) in cash and restricted cash	$3,036	$(12,755)

Operating Activities

During the six months ended June 30, 2024, operating activities used $8.0 million of cash, primarily resulting from our loss from operations of $10.7 million, adjusted for non-cash expense of stock-based compensation of $0.4 million, non-cash interest expense of $0.2 million, loss on debt extinguishment of $0.3 million, depreciation and amortization in the aggregate of $0.6 million, and net cash used by changes in our operating assets and liabilities of $3.0 million, offset by the change in fair value of warrant liabilities of $2.0 million,.

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

Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities consisted of $0.1 million of   capitalized software and computer purchases, which were partially offset by the proceeds from the sales of equity investments.

During the six months ended June 30, 2023, net cash provided by investing activities consisted of the proceeds from the sales of equity investments, partially offset by the purchase of machinery & computer equipment.

Financing Activities

During the six months ended June 30, 2024, net cash from financing activities consisted of proceeds of $7.7 million, net of capitalized issuance costs, from the issuance of preferred stock and warrants, and $7.4 million from the exercise of warrants for preferred stock, offset by repayments of $3.7 million on our short-term loan, repayments of $0.2 million on our line of credit and prepayment fees of $0.2 million to extinguish our line of credit. See Note 11 Debt.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the six months ended June 30, 2024, except for the following:

The warrants for convertible preferred stock issued in conjunction with our private placement offering conducted pursuant to the securities purchase agreements entered into on February 19, 2024 with institutional investors were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. Due to the uncertainty of the how the convertible preferred warrants would ultimately settle, the Company used a probability-weighted approach along with a Black-Scholes-Merton (“BSM”) model equation to estimate the fair value of the preferred warrants under different scenarios. While we believe these assumptions were reasonable, the manner or timeframe in which the warrants ultimately settle may differ. The BSM model also considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our BSM pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may have caused a significant change to the fair value of our warrant liability which could also have resulted in material non-cash gain or loss being reported in our consolidated statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, (see Note 18. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

Not applicable; as a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

BIOFRONTERA INC.

Date: August 14, 2024	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

