Form 10-Q
period 2024-09-30
Biofrontera Inc.
filed 2024-11-14
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024 there were 7,749,211 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,873	$1,343
Investment, related party	8	78
Accounts receivable, net	4,874	5,162
Inventories, net	6,526	10,908
Prepaid expenses and other current assets	350	425
Assets held for sale	2,300	-
Other assets, related party	-	5,159

Total current assets	16,931	23,075

Property and equipment, net	82	134
Operating lease right-of-use assets	1,081	1,612
Intangible asset, net	39	2,629
Other assets	383	482

Total assets	$18,516	$27,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,027	3,308
Accounts payable, related parties	3,680	5,698
Operating lease liabilities	670	691
Accrued expenses and other current liabilities	4,655	4,487
Short term debt	-	3,904

Total current liabilities	11,032	18,088

Long-term liabilities:
Warrant liabilities	1,601	4,210
Operating lease liabilities, non-current	324	804
Other liabilities	29	37

Total liabilities	12,986	23,139

Commitments and contingencies (Note 17)

Stockholders’ equity:
Series B Convertible Preferred stock, $0.001 par value, 20,000,000 shares authorized, no Series B-1, 4,695 Series B-2 and 7,093 Series B-3 shares issued and outstanding as of September 30, 2024 and no shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.001 par value, 35,000,000 shares authorized; 6,529,792 and 1,517,628 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	2
Additional paid-in capital	121,536	104,441
Accumulated deficit	(116,013)	(99,650)

Total stockholders’ equity	5,530	4,793

Total liabilities and stockholders’ equity	$18,516	$27,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Product revenues, net	$9,012	$8,879	$24,744	$23,423
Revenues, related party	-	17	18	52

Total revenues, net	9,012	8,896	24,762	23,475

Operating expenses
Cost of revenues, related party	4,801	4,495	12,839	11,814
Cost of revenues, other	76	95	496	262

Selling, general and administrative	8,425	8,619	25,589	29,874
Selling, general and administrative, related party	1	74	30	193
Research and development	669	33	1,306	44
Change in fair value of contingent consideration	-	200	-	100

Total operating expenses	13,972	13,516	40,260	42,287

Loss from operations	(4,960)	(4,620)	(15,498)	(18,812)

Other income (expense)
Change in fair value of warrants	(680)	598	1,329	2,001
Change in fair value of investment, related party	(2)	(2,212)	(12)	(6,635)
Loss on debt extinguishment	-	-	(316)	-
Interest income (expense), net	8	(142)	(1,995)	(256)
Other income (expense), net	(32)	35	154	65

Total other expense	(706)	(1,721)	(840)	(4,825)

Loss before income taxes	(5,666)	(6,341)	(16,338)	(23,637)
Income tax expense	3	1	25	20

Net loss	$(5,669)	$(6,342)	$(16,363)	$(23,657)

Loss per common share:
Basic and diluted	$(0.98)	$(4.64)	$(3.39)	$(17.57)

Weighted-average common shares outstanding:
Basic and diluted	5,773,993	1,366,842	4,833,091	1,346,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three and Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2024	12,804	$-	5,094,184	$5	$121,250	$(110,344)	$10,911
Conversion of Series B Preferred into Common	(1,016)	-	1,435,608	2	(2)	-	-
Stock based compensation	-	-	-	-	288	-	288
Net loss	-	-	-	-	-	(5,669)	(5,669)
Balance, September 30, 2024	11,788	$-	6,529,792	$7	121,536	$(116,013)	$5,530

Balance, January 1, 2024	-	$-	1,517,628	$2	$104,441	$(99,650)	$4,793
Exercise of pre-funded warrants	-	-	1,055,000	1	(1)	-	-
Conversion of Series B-1 Preferred into Series B-2 Preferred and common stock	3,790	-	3,952,393	4	3,566	-	3,570
Issuance of Series B-3 upon exercise of warrants	7,998	-	-	-	12,810	-	12,810
Issuance of RSUs	-	-	4,771	-	-	-	-
Stock based compensation	-	-	-	-	720	-	720
Net Loss	-	-	-	-	-	(16,363)	(16,363)
Balance, September 30, 2024	11,788	$-	6,529,792	$7	$121,536	$(116,013)	$5,530

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2023	1,343,538	$1	$104,006	$(96,834)	$7,173
Issuance of shares in reverse stock split (for fractional shares)	24,090	-	-	-	-
Stock based compensation	-	-	207	-	207
Net loss	-	-	-	(6,342)	(6,342)
Balance, September 30, 2023	1,367,628	$1	$104,213	$(103,176)	$1,038

Balance, January 1, 2023	1,334,950	$1	$103,396	$(79,519)	$23,878

Issuance of shares for vested restricted stock units	8,588	-	-	-	-
Issuance of shares in reverse stock split (for fractional shares)	24,090	-	-	-	-
Stock based compensation	-	-	817	-	817
Net loss	-	-	-	(23,657)	(23,657)
Balance, September 30, 2023	1,367,628	$1	$104,213	$(103,176)	$1,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(16,363)	$(23,657)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation	62	65
Amortization of right-of-use assets	541	390
Amortization of acquired intangible assets	325	314
Realized/unrealized loss in investment, related party	12	6,635
Change in fair value of contingent consideration	-	100
Change in fair value of warrant liabilities	(1,329)	(2,001)
Stock-based compensation	720	817
Allowance for credit losses	111	158
Loss on debt extinguishment	316	-
Non-cash interest expense	248	296

Changes in operating assets and liabilities:
Accounts receivable	177	(204)
Other receivables, related party	19	3,652
Prepaid expenses and other assets	34	347
Other assets, related party	5,159	-
Inventories	4,380	(8,900)
Accounts payable and related party payables	(3,318)	6,137
Operating lease liabilities	(511)	(375)
Accrued expenses and other liabilities	164	197

Cash flows used in operating activities	(9,253)	(16,029)

Cash flows from investing activities
Sales of equity investment, related party	57	560
Purchase of intangible assets	(50)	-
Purchases of property and equipment	(9)	(14)

Cash flows provided by (used) in investing activities	(2)	546

Cash flows from financing activities
Proceeds from issuance of series B-1 preferred stock and warrants to purchase series B-3 preferred stock, net of issuance costs	7,662	-
Proceeds from issuance of series B-3 from exercise of warrants	7,438	-
Proceeds from line of credit	-	13,546
Repayment of line of credit	(357)	(11,849)
Payment of principal short-term debt	(3,958)	-

Cash flows provided by financing activities	10,785	1,697

Net increase (decrease) in cash and cash equivalents	1,530	(13,786)
Cash, cash equivalents and restricted cash, at the beginning of the period	1,543	17,408

Cash, cash equivalents and restricted cash, at the end of the period	$3,073	$3,622

Supplemental disclosure of cash flow information
Interest paid	$1,722	$31
Interest paid, related party	$-	$22
Income taxes paid, net	$25	$21

Supplemental non-cash financing activities
Conversion of warrant liability to equity	5,372	-
Addition of right-of-use assets in exchange for operating lease liabilities	$27	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware Corporation (the “Company” or “Biofrontera”), is a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses (“AKs”), which are pre-cancerous skin lesions as well as impetigo, a bacterial skin infection.

The Company includes its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery”), formerly known as Bio-FRI GmbH, a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence that manages our clinical trial work and facilitates our relationship   with Biofrontera Pharma GmbH (“Biofrontera Pharma”) and Biofrontera Bioscience GmbH (“Biofrontera Bioscience,” and, together with Biofrontera Pharma, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG, a company holding more than five percent of the Company’s common stock.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with PDT (when used together, “Ameluz® PDT”) using the BF-RhodoLED® and the RhodoLED® XL lamps (the “RhodoLED® Lamps”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective February 13, 2024 (the “Second A&R Ameluz LSA”), with the Ameluz Licensor.

Our second prescription drug licensed product is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the Food and Drug Administration (the “FDA”) for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”), assumed by the Company on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”), enables the Company to market and sell this product in the United States. The Company has generated limited revenue from sales of Xepi due to third-party manufacturing delays that have hampered our commercialization of the product. Ferrer is now in the process of qualifying a new contract manufacturer. If the new contract manufacturer is qualified, we believe that it will be able to supply enough of the Xepi® product line to meet market demand for as long as we maintain it.

However, in the third quarter of 2024, the Company reached the decision to divest its Xepi product line and determined that it met the held for sale accounting criteria. The Company has entered into a letter of intent and expects to complete the sale within the next six to twelve months. The related intangible asset is presented as held for sale under current assets in the Condensed Consolidated Balance Sheets. See Note 7. Assets Held for Sale, for additional information.

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

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $9.3 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had an accumulated deficit as of September 30, 2024 of $116.0 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. As of September 30, 2024, we had cash and cash equivalents of $2.9 million, compared to $1.3 million as of December 31, 2023.

As a result of our losses and projected cash needs, the Company’s management has determined that substantial doubt exists about our ability to continue as a going concern for at least twelve months from the issuance date of these financial statements. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plans over the next twelve months to improve the Company’s liquidity and profitability, which includes without limitation:

•	Expanding the commercialization of Ameluz® in the United States while decreasing discretionary expenses.
•	Actively pursuing additional capital through the issuance of equity securities, debt or the sale of assets.
•	Controlling expenses and limiting capital expenditures.
•	Realizing the benefit of the reduced cost of inventory in line with the terms of the Second A&R Ameluz LSA.

Management believes that the implementation of such plans will provide the opportunity for the Company to continue as a going concern. However, no assurance can be given that the Company will be successful in these efforts and the substantial doubt will be alleviated.

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

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2024, the Company’s operating results for the three and nine months ended September 30, 2024 and 2023, and the Company’s cash flows for the nine months ended September 30, 2024 and 2023. The accompanying financial information as of December 31, 2023 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

The Company has one reportable segment. All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the year ended December 31, 2023.

Assets Held for Sale

The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the assets, (ii) the assets are available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the assets, (iv) the sale of the assets within one year is considered probable, (v) the assets are actively being marketed for sale at a price that is reasonable in relation to their current fair value and (vi) significant changes to the plan to sell are not expected. Assets classified as held for sale are no longer depreciated and are reported at the lower of their carrying value or fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets. See Note 7.

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

Clinical trial costs are a significant component of our research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as Clinical Research Organizations, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical trials. We record accruals for estimated costs under these contracts. When evaluating the adequacy of the accrued liabilities, we analyze the progress of the studies or clinical trials, including the phase or completion of events, invoices received, contracted costs and purchase orders. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period based on the facts and circumstances known at that time. Although we do not expect the estimates to be materially different from the amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. Actual results could differ from our estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates and record any necessary adjustments in the period such variances become known. Payments made under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to, valuation allowances for receivables and inventory, and warrant liabilities, realization of intangible and other long-lived assets, product sales allowances and reserves, share-based payments, accrual of research and development expenses and income taxes including deferred tax assets and liabilities. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	September 30, 2024	December 31, 2023
Assets:
Investment, related party	1	$8	$78
Liabilities:
Warrant liability – 2022 Purchase Warrants	3	$125	$328
Warrant liability - 2022 Inducement Warrants	3	$156	$412
Warrant liability – 2023 Purchase Warrants	3	$1,320	$3,470
Total Liabilities		$1,601	$4,210

Investment, related party

As of September 30, 2024 and December 31, 2023, the Company held as an investment, 3,019 (as adjusted for a reverse stock split on May 14, 2024) and 177,465, respectively, common shares of Biofrontera, AG, a company who holds a greater than five percent of our Common Stock and is traded on the Frankfurt Stock Exchange. The fair values of these investments were determined with Level 1 inputs through references to quoted market prices.

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

The fair value for the Level 3 2022 Purchase Warrants, 2022 Inducement Warrants and the 2023 Purchase Warrants was estimated using a Black-Scholes-Merton (“BSM”) model. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations. The fair value of these warrants was determined using the BSM option pricing model based on the following assumptions for the three and nine months ended September 30, 2024: fair value of the underlying common stock of $0.90 to $1.54, expected volatility of 95% to 100%, risk free rate of 3.55% to 4.35%, remaining contractual term of 4.09 to 4.59 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “2024 Preferred Warrants”), were also accounted for as liabilities, as they were redeemable in the event of a change in control, which was not solely within the control of the Company (see Note 12. Stockholders’ Equity). The 2024 Preferred Warrants were issued in the first quarter of 2024 and exercised prior to the end of the second quarter of 2024. The fair value for the Level 3 2024 Preferred Warrants was estimated utilizing a probability weighted average approach, which incorporated two scenarios. In scenario one, the warrant value was based on the underlying value of the convertible preferred stock, using an option-pricing model backsolve that solved for the value of our publicly traded equity on the valuation date to obtain the valuation date fair value of the Series B-3 Convertible Preferred Stock, then applied the Series B-3 Convertible Preferred Stock value into the BSM model equation to determine the value of the Series B-3 convertible warrants. In scenario two, the warrant value was based on the underlying value of the publicly traded common equity value. Scenario two assumes the preferred stock will be converted into Common Stock prior to a liquidity event. A simple BSM model was utilized to value the warrant under scenario two, using the closing price of our Common Stock as an input to the model.

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

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2024	2023
Fair value at beginning of period	$4,210	$2,843
Issuance of new warrants	4,092	-
Exercise of warrants	(5,372)	-
Change in fair value of warrant liabilities	(1,329)	(2,001)
Fair value at end of period	$1,601	$842

4. Revenue

We generate revenue primarily through the sales of our licensed products Ameluz® and RhodoLED® Lamps. Revenue from the sales of our lamps are relatively insignificant compared with the revenues generated through our sales of Ameluz®.

Related party revenue relates to an agreement with Biofrontera Bioscience for BF-RhodoLED® leasing and installation service associated with the clinical lamps, which, due to the Second A&R Ameluz LSA is no longer effective as of September 30, 2024. Refer to Note 11, Related Party Transactions.

An analysis of the changes in product revenue allowances and reserves is summarized as follows:

(in thousands):	Returns	Co-pay assistance program	Prompt pay discounts	Government and payor rebates	Total
Balance at December 31, 2022	$48	$9	$5	$20	$82
Provision related to current period sales	4	156	3	266	429
Credit or payments made during the period	-	(145)	(2)	(231)	(378)
Balance at September 30, 2023	$52	$20	$6	$55	$133

Balance at December 31, 2023	$52	$-	$6	$54	$112
Provision related to current period sales	32	-	-	157	189
Credit or payments made during the period	(6)	-	(6)	(167)	(179)
Balance at September 30, 2024	$78	-	-	44	122

5. Accounts Receivable, Net

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

The allowance for credit losses was $0.3 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.

6. Inventories

Inventories are comprised of Ameluz® and RhodoLED® Lamps.

There was a negligible provision for obsolescence recorded for the three and nine months ended September 30, 2024 and 2023. As of December 31, 2023, in connection with the voluntary recall by the Ameluz Licensor, we recorded an inventory write-off of $5.2 million with a corresponding asset for the anticipated replacement from the licensor to other assets, related party, as the recalled lots of Ameluz® products were to be replaced by the Ameluz Licensor at no additional cost in accordance with the Ameluz License and Supply Agreement (the “Ameluz LSA”). As of July 23, 2024, we have received the full amount of the replacement inventory for the recalled Ameluz®.

7. Assets Held for Sale

Assets held for sale consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Xepi® license	$4,600	$-
Less: Accumulated amortization	$(2,300)	$-
Assets held for sale	$2,300	$-

The Xepi® license intangible asset was recorded at acquisition-date fair value of $4.6 million and was amortized on a straight-line basis over the useful life of 11 years. Amortization expense was $0.1 million for each of the three-month periods ended September 30, 2024 and 2023 and $0.3 million for the nine months ended September 30, 2024 and 2023.

During the third quarter of 2024, the Company committed to a plan to sell its Xepi product line and determined that the intangible asset meets the criteria to be classified as held for sale in accordance with ASC 360-10-45-9. The Company has entered into a letter of intent and expects to complete the sale within the next six to twelve months and as such has classified the asset as held for sale under current assets in the Condensed Consolidated Balance Sheets. The carrying amount of the asset at the time of classification was $2.3 million, which was the lower of its carrying value or estimated fair value less cost to sell. No gain or loss was recognized in the Statement of Operations upon classification as an asset held for sale and the related revenue and expenses associated with the asset were de-minimus. This divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations and therefore is not being reported as discontinued operations.

8. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2024, approximately $2.5 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$2,873	$1,343
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$3,073	$1,543

Long-term restricted cash was recorded in other assets in the consolidated balance sheet.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee compensation and benefits	2,571	2,185
Professional fees	679	1,064
Research and development	581	-
Product revenue reserves	122	149
Distribution and Storage	40	118
Legal settlement	-	403
Other	662	568
Total	$4,655	$4,487

10. Debt

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

As a result of the termination of the Loan Agreement, the Company recognized a $0.3 million loss related to prepayment fees and the write-off of deferred financing costs, in the accompanying consolidated statement of operations for the nine months ended September 30, 2024.

Loan Facilities

On December 21, 2023, we entered into credit facilities with two different lenders (the “Loans”), each pursuant to a Business Loan and Security Agreement providing for a term loan in the principal amount of $2,000,000. Each of the Loans was evidenced by a Secured Promissory Note, effective as of December 21, 2023 and required the Company to make weekly payments of principal and interest in the amount of approximately $102,857 through July 5, 2024, the maturity date. There were approximately $0.3 million related issuance costs, recognized as a debt discount (contra liability against the debt balance), that were amortized as interest expense over the life of the loan using the effective interest method. The Company recognized minimal discount amortization and interest expense during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized discount amortization and interest expense of $0.3 million and $1.7 million, respectively. As of September 30, 2024 the Company had repaid both Loans.

Interest expense was recognized using the effective interest method, such that a constant effective interest rate was applied to the carrying amount of the debt at the beginning of each period until maturity.

11. Related Party Transactions

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

Purchases of the licensed products during the three and nine months ended September 30, 2024 were $2.2 million and $3.3 million, respectively, and $5.1 million and $18.8 million for the three and nine months ended September 30, 2023, respectively. Amounts due and payable to Biofrontera Pharma as of September 30, 2024 and December 31, 2023 were $3.6 million and $8.5 million, respectively, which were recorded net in accounts payable, related parties in the consolidated balance sheets.

Others

The Company receives expense reimbursement from Biofrontera AG and Biofrontera Bioscience on a quarterly basis for costs incurred on behalf of these entities, which are netted against expenses incurred within selling, general and administrative expenses. Total expense reimbursements were negligible and $0.3 million for the three and nine months ended September 30, 2024 respectively. Total expense reimbursements for the three and nine months ended September 30, 2023 were $0.1 million and $0.2 million, respectively.

12. Stockholders’ Equity

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

On February 22, 2024, concurrent with the closing of the Offering, in exchange for the conversion of 1,780 shares of Series B-1 Preferred Stock, the Company issued 2,516,785 shares of common stock. Pursuant to the Certificate, upon the Company’s stockholders’ May 2024 approval of an increase in the authorized shares of Common Stock (“Stockholder Approval”), the remaining 4,806 shares of Series B-1 Preferred Stock automatically converted into Series B-2 Preferred Stock (as a conversion to common stock would have caused the holders to exceed their respective beneficial ownership limitations), with 6,793,893 shares of common stock issuable upon conversion of the Series B-2 Preferred Stock. Also, following the Stockholder Approval, upon any liquidation event, the assets of the Company available for distribution to its stockholders will be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata, based on the number of shares held by each such holder, treating for this purpose, all shares of Series B Preferred Stock as if they had been converted to Common Stock. With the removal of the liquidation preference to Series B Preferred, the requirement for mezzanine classification was eliminated and the Series B Preferred Stock is classified as permanent equity as of September 30, 2024. (Note 13. Redeemable Preferred Stock.)

On May 13 and 14, 2024, of the 8,000 2024 Preferred Warrants, 7,998 were exercised to purchase shares of the Company’s Series B-3 Convertible Preferred stock, par value $0.001 per share, for net proceeds of $7.4 million, net of fees paid to the placement agent, while two warrants expired due to non-issuance of fractional shares. All 2024 Preferred Warrants issued in the Offering have now been exercised or expired, with 11,306,192 shares of common stock issuable upon conversion of the 7,998 shares of Series B-3 Convertible Preferred Stock. As of September 30, 2024 following the conversion of 111 shares of Series B-2 Preferred Stock and 905 shares of Series B-3 Preferred Stock into Common Stock, there were 11,788 shares of Series B Preferred issued and outstanding.

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

Common Stock:

The holders of Common Stock are entitled to one vote for each share held. Common Stockholders are not entitled to receive dividends, unless declared by the Board. The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable. As of September 30, 2024, there were 6,529,792 shares of Common Stock outstanding.

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

13. Redeemable Preferred Stock

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

Following the Stockholder Approval, upon any liquidation, the assets of the Corporation available for distribution to its stockholders will be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation filed on February 20, 2024. Accordingly, the Series B Preferred stock is classified as permanent equity on our consolidated balance sheets and consolidated statements of change in stockholders’ equity as of September 30, 2024, due to the limited exception under ASC 480-10-S99-3A(3)(f).

14. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, our Board adopted, and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan”), under which the maximum contractual term is 10 years for stock options issued. On June 12, 2024, the stockholders of the Company approved an amendment to the Biofrontera Inc. 2021 Omnibus Incentive Plan to increase the number of shares authorized for issuance by 3,483,010 shares, from 266,990 shares to 3,750,000 shares. As of September 30, 2024, there were 1,948,876 shares available for future awards under the amended 2021 Plan.

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

During the three months ended September 30, 2024, the Company granted 1,242,722 options. The fair value of each option was estimated on the grant date of July 12, 2024 using the BSM option pricing model with the following assumptions: fair value of the underlying unit of $1.06, expected volatility of 100.0%, risk free rate of 4.20%, term ranging from 5.24 years to 6 years, and a dividend yield of zero.

Share-based compensation expense for stock options for the three and nine months ended September 30, 2024 was approximately $0.2 million and $0.6 million, respectively, and was recorded in selling, general and administrative expenses, with a negligible amount recorded as research and development on the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2023, share-based compensation expense of $0.1 million and $0.5 million, respectively, was recorded in selling, general and administrative expenses.

Options outstanding and exercisable under the employee share option plan as of September 30, 2024, and a summary of option activity during the nine months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2023	99,486	$39.26
Granted	1,242,722	$1.38
Exercised	-	$-
Canceled or forfeited	(16,764)	$14.19
Outstanding at September 30, 2024	1,325,444	$4.04	9.65	$-
Exercisable at September 30, 2024	59,324	$40.76	7.87	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that were in the money at September 30, 2024.

As of September 30, 2024, there was $1.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.63 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is determined based on the closing market price of the Company’s Common Stock on the grant date.

Share-based compensation expense for the RSUs was $0.1 million for the three and nine months ended September 30, 2024, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	4,771	-	$52.20
Awarded	450,000	-	$1.06
Vested	(4,771)	-	$52.20
Canceled or forfeited	-	-	$-
Outstanding at September 30, 2024	450,000	1.28	$1.06

As of September 30, 2024, there was $0.4 million unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of approximately 1.78 years.

15. Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Interest expense	$(9)	$(43)	$(2,051)	$(77)
Interest expense, related party	-	(22)	-	(22)
Contract asset interest expense	-	(90)	-	(268)
Interest income	17	13	56	111
Interest income (expense), net	$8	$(142)	$(1,995)	$(256)

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

16. Net Earnings (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three and nine months ended September 30, 2024 and 2023. Undistributed earnings for each period are allocated equally to common shareholders and participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. Under the two-class method, the undistributed losses will be allocated entirely to the common stock shareholders. Basic net earnings (loss) per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method.

In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(5,669)	$(6,342)	$(16,363)	$(23,657)
Weighted average common shares outstanding, basic and diluted	5,773,993	1,366,842	4,833,091	1,346,264
Net loss per share, basic and diluted	$(0.98)	$(4.64)	$(3.39)	$(17.57)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

September 30,	2024	2023
Common stock warrants	2,269,356	459,856
Common stock options and RSUs	1,775,444	82,719
Unit Purchase Options	20,182	20,812
Shares related to Series B-2 convertible preferred stock	6,636,981	-
Shares related to Series B-3 convertible preferred stock	10,026,859	-
Total	20,728,822	563,387

Common Stock warrants include Purchase Warrants, Inducement Warrants and warrants issued in the Company’s initial public offering.

17. Commitments and Contingencies

Leases

The Company leases its corporate headquarters under an operating lease that expires in August 2025. The Company has the option to extend the term of the lease for a five-year period upon written notice to the landlord. The extension period has not been included in the determination of the ROU asset or the lease liability as the Company concluded that it is not reasonably certain that it would exercise this option. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the consolidated balance sheets.

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through October 2027.

During the nine months ended September 30, 2024, the Company recorded lease expense of $0.6 million under selling, general and administrative expenses in the consolidated statements of operations. Future lease payments under non-cancelable leases as of September 30, 2024 were as follows (in thousands):

Years ending December 31,	Future lease commitments
Remainder of 2024	$193
2025	590
2026	246
2027	37
Thereafter	-
Total future minimum lease payments	$1,066
Less imputed interest	(72)
Total lease liability	$994

Reported as:
Operating lease liability, current	$670
Operating lease liability, non-current	324
Total	$994

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three and nine months ended September 30, 2024 or 2023.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi LSA, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer (i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and (ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments or accruals for such payments were made during the three and nine months ended September 30, 2024 or 2023 related to Xepi® milestones.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

Legal Claims

On September 13, 2023, Biofrontera was served with a complaint filed by DUSA Pharmaceuticals, Inc., Sun Pharmaceutical Industries, Inc. (“Sun”), and Sun Pharmaceutical Industries LTD in which DUSA alleges i) breach of contract, ii) violation of the Lanham Act, and iii) unfair trade practices under Massachusetts law. All claims stem from allegations that Biofrontera has promoted its Ameluz® product in a manner that is inconsistent with its approved FDA labeling. Though this complaint was originally filed in the U.S. District Court for the District of Massachusetts, this matter has been transferred by agreement of the parties to the U.S. District Court for the District of New Jersey. In March of 2024, Biofrontera Company filed a partial motion to dismiss the Lanham Act and Massachusetts statutory claims, which was denied on October 15, 2024. Biofrontera subsequently answered Sun’s complaint and filed counterclaims alleging i) violation of the Lanham Act, ii) deceptive trade practices under Georgia law, and iii) trade libel/product disparagement.

Separately, on June 26, 2024 and June 27, 2024, Sun filed two complaints against Biofrontera, Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience with the United States District Court for the District of Massachusetts and the International Trade Commission, respectively, both alleging infringement of two patents held by Sun. The complaint filed in the United States District Court for the District of Massachusetts has been held in abeyance pending the completion of the case before the International Trade Commission.

Discovery is ongoing in the above-referenced matters. The Company denies the claims brought by Sun and intends to defend them vigorously. Based on the Company’s assessment of the facts underlying the above claims, the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate the possibility of a material loss, nor the potential range of loss that may result from either action. If the final resolution of the matter is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

18. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of September 30, 2024 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, and determined that the following material subsequent event required disclosure.

In October 2024, the FDA approved the Company’s Supplemental New Drug Application to increase the maximally approved dosage of Ameluz® from one to three tubes per treatment. This approval allows for larger field treatment of AK on face and scalp with Ameluz®-PDT using the BF-RhodoLED® or the RhodoLED® XL lamp.

During November 2024, 863 shares of Series B Convertible Preferred were converted into 1,219,419 shares of common stock.

On November 11, 2024, the Company entered into an amended and restated employment agreement with Hermann Luebbert, its Chief Executive Officer and Chairman. The amended and restated agreement (a) requires that Mr. Luebbert deliver a waiver and release of claims in a form reasonably acceptable to the Company prior to Mr. Luebbert receiving any severance payment; and (b) increases the amount of severance payment payable to Mr. Luebbert if his employment is terminated within 3 months prior to or 12 months after a “Change in Control” (as defined therein).

The foregoing description of the amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to the copy of the amended and restated employment agreement filed as Exhibit 10.1 to this report and incorporated herein by reference.

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

Factors that may cause such differences include, but are not limited to:

●	the success of our principal licensed product Ameluz®;

●	our reliance on sales of products we license from other companies as our sole source of revenue;

●	the ability of Biofrontera Pharma GmbH (“Biofrontera Pharma”), Biofrontera Bioscience GmbH (“Biofrontera Bioscience”) and Ferrer Internacional S.A. (“Ferrer”), referred to collectively as our (“Licensors”) to establish and maintain relationships with contract manufacturers that are able to supply us with enough of the licensed products to meet our demand;

●

the ability of our Licensors or our Licensors’ manufacturing partners, as applicable, to supply Ameluz®, RhodoLED® Lamps, Xepi® or other licensed products that we market in sufficient quantities and at acceptable quality and cost levels, and to fully comply with current good manufacturing practice or other applicable manufacturing regulations;

●	the ability of our Licensors to successfully defend or enforce patents related to our licensed products;

●	the impact of legislative and regulatory changes;

●	our ability to obtain additional financing as needed to implement our growth strategy;

●	our success in achieving profitability;

●	our ability to retain and recruit key personnel;

●	our ability to effectively manage and control costs associated with our clinical trial operations

●	the success of our competitors in developing generic topical dermatological products that successfully compete with our licensed products;

●	the availability of insurance coverage and medical expense reimbursement for our licensed products;

●	competition from other pharmaceutical and medical device companies and existing treatments, such as simple curettage and cryotherapy; and

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024, the “Form 10-K”), Item 1A of Part II of this Quarterly Report on Form 10-Q and any other filings with the SEC.

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

Overview

We are a U.S.-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”) and topical antibiotics. The Company’s licensed products are used for the treatment of actinic keratoses (“AKs”), which are pre-cancerous skin lesions, as well as impetigo, a bacterial skin infection. Our subsidiary, Discovery, was formed on February 9, 2022, as a German presence that manages our clinical trial work and facilitates our relationship with Biofrontera Pharma and Biofrontera   Bioscience (together, the “Ameluz Licensor”), both of which are related parties as they are wholly owned subsidiaries of Biofrontera AG.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with PDT (when used together, “Ameluz® PDT”) using the BF-RhodoLED® and the RhodoLED® XL lamps (the “RhodoLED® Lamps”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of AKs of mild-to-moderate severity on the face and scalp. AKs are premalignant lesions of the skin that can potentially develop into skin cancer (squamous cell carcinoma) if left untreated. International treatment guidelines list PDT as the “gold standard” for treating AK, especially multiple AKs and the surrounding photodamaged skin.1 We are currently selling Ameluz® for this indication in the U.S. under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective as of February 13, 2024 with the Ameluz Licensor (the “Second A&R Ameluz LSA”).

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

In October 2024, the FDA approved the Company’s Supplemental New Drug Application to increase the maximally approved dosage of Ameluz® from one to three tubes per treatment. This approval allows healthcare professionals greater flexibility in addressing larger or multiple treatment areas for patients undergoing PDT for AK on the face and scalp, leading to greater convenience for both healthcare providers and their patients. In combination with the RhodoLED® XL Lamp, providers can now treat a patient’s face more efficiently. Additionally, the change to the label and the RhodoLED® XL are both foundational to support trunk and extremities which we expect to add to the label in the next couple years.

Also, in October 2024, the Company received results in its Phase III trial evaluating its drug-device therapy, Ameluz® with the BF-RhodoLED lamp, as a treatment for superficial basal cell carcinoma (“sBCC”). The primary endpoint was a composite of complete clinical and histological clearance of one preselected “main target” BCC lesion per patient 12 weeks after the start of the last PDT cycle. According to the phase III ALA-BCC-CT013 study, Ameluz®-PDT achieved 65.5% success, compared to 4.8% success achieved with placebo-PDT. Complete histological clearance was seen in 75.9% of these lesions in the Ameluz® arm, compared to 19.0% with placebo. Complete clinical clearance was achieved in 83.4% of patients treated with Ameluz® compared to 21.4% with placebo.

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

Our second prescription drug licensed product in our portfolio is Xepi® (ozenoxacin cream, 1%), a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. It is approved for use in the United States in adults and children 2 months and older. Our exclusive license and supply agreement, as amended (“Xepi LSA”), with Ferrer that we assumed on March 25, 2019 through our acquisition of Cutanea Life Sciences, Inc. (“Cutanea”) enables us to market and sell this product in the United States. The Company has generated limited revenue from sales of Xepi due to third-party manufacturing delays that have hampered our commercialization of the product. Ferrer is now in the process of qualifying a new contract manufacturer. If the new contract manufacturer is qualified, we believe that it will be able to supply enough of the Xepi® product line to meet market demand for as long as we maintain it.

However, in the third quarter of 2024, the Company reached the decision to divest its Xepi product line and determined that it met the held for sale accounting criteria. The Company has entered into a letter of intent and expects to complete the sale within the next six to twelve months. The related intangible asset is presented as held for sale under current assets in the Condensed Consolidated Balance Sheets. See Note 7. Assets Held for Sale, for additional information.

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

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz® and the RhodoLED® Lamps. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, our line of credit, short-term debt and proceeds received in equity financings.

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

Supply Chain

While our Licensors take reasonable precautions to ensure the successful production of our commercially licensed products, their contract manufacturers may experience a myriad of business difficulties (i.e., workforce instability, supply chain issues, erosion of customer base, etc.) that could impact their financial solvency. We have historically experienced delays in delivery times of our RhodoLED® Lamps due to supply chain issues and there is a possibility that there may be additional supply chain challenges, or our orders are fulfilled at a slower rate than expected. Despite these historic and possible future delays, we expect total revenues will not be significantly impacted (i.e., we experience less growth than expected vs. declining sales) since the majority of our revenues are from sales of Ameluz® and we have RhodoLED® Lamps on hand and on order. We continue to monitor the impacts of the supply chain on our business and are focused on ensuring the stability of the supply chains for Ameluz® and RhodoLED® Lamps.

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

Effective February 12, 2024, the Second A&R Ameluz LSA, among other things, was amended to change the Transfer Price to 25% of the anticipated net selling price per unit through 2025 and then increasing over time pursuant to the schedule set forth in the Second A&R Ameluz LSA to a maximum of 35% of the anticipated net selling price starting in 2032, subject to a minimum dollar amount per unit. We expect to see an impact from the change in the transfer pricing under the Second A&R Ameluz LSA in the fourth quarter as we receive product under the new pricing.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by our significant stockholder, Biofrontera AG, primarily for regulatory support and pharmacovigilance. These expenses are charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement entered into on December 2021 (the “2021 Services Agreement”). The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including regulatory and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding regulatory affairs, medical affairs, pharmacovigilance, and investor relations services, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers.

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

Loss on Debt Extinguishment

On May 8, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Business Credit LLC, providing us with a revolving line of credit in the aggregate principal amount of up to $6.5 million. Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement and recognized a $0.3 million loss on debt extinguishment upon the early termination related to prepayment fees and the write-off of deferred financing costs.

Interest Income (Expense), net

Interest expense, net, primarily consists of interest on our debt instruments, offset by immaterial amounts of interest income earned on our cash balances at financial institutions and financing of customer purchases of BF-RhodoLED® lamps.

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

Results of Operations

Comparison of the Three Months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	Change

Product revenues, net	$9,012	$8,879	$133
Related party revenues	-	17	(17)
Revenues, net	$9,012	$8,896	$116

Operating expenses:
Cost of revenues, related party	4,801	4,495	306
Cost of revenues, other	76	95	(19)
Selling, general and administrative	8,425	8,619	(194)
Selling, general and administrative, related party	1	74	(73)
Research and development	669	33	636
Change in fair value of contingent consideration	-	200	(200)
Total operating expenses	13,972	13,516	456
Loss from operations	(4,960)	(4,620)	(340)
Change in fair value of warrant liabilities	(680)	598	(1,278)
Change in fair value of investment, related party	(2)	(2,212)	2,210
Interest income (expense), net	8	(142)	150
Other income (expense), net	(32)	35	(67)
Loss before income taxes	(5,666)	(6,341)	675
Income tax expenses	3	1	2
Net loss	$(5,669)	$(6,342)	$673

Product Revenue, net

Net product revenue for the three months ended September 30, 2024 increased by $0.1 million, or 1.5% as compared to the three months ended September 30, 2023. This increase was driven by $0.6 million increase from sales of devices, specifically RhodoLED® XL Lamp, since its launch in June 2024, offset by net decrease in sales of Ameluz of $0.5 million. The decrease of Ameluz sales in units in the three months ended September 30, 2024 was impacted by the delayed shipment of about 4,600 units at the end of September 2024 due to Hurricane Milton, which forced office closures and shipping delays through the Southeast. All shipments were delivered, and revenue for these sales have been recognized in October 2024.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended September 30, 2024 increased by $0.3 million, or 6.8% as compared to the three months ended September 30, 2023. This was driven by an increase of $0.5 million due to the increase in RhodoLED® XL product revenue, partially offset by a decrease of $0.2 million, due to decrease in sales of Ameluz®. We expect to see an impact from the change in the transfer pricing under the Second A&R Ameluz LSA in the fourth quarter as we are receiving product under the new pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $0.2 million, or 2.3% as compared to the three months ended September 30, 2023. The decrease was primarily driven by a $0.5 million decrease in general business administration expenses, as well as a decrease of non-personnel sales and marketing expenses of $0.2 million, and a $0.3 million decrease in personnel costs due to change in headcount and reduced severance, which was offset by a $0.8 million increase in legal expenses related to the complaints filed by DUSA Pharmaceuticals, Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries LTD (collectively “SUN”) with the International Trade Commission (“ITC”) and the US District Court for the district of Massachusetts.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2024 increased by $0.6 million as compared to the three months ended September 30, 2023. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024, allowing for more effective cost management and direct oversight of trial efficiency. This increase to R&D expenses should be offset by a reduction in the Transfer Price of Ameluz® from 50% to 25% for all future purchases made in 2024 and 2025. No such inventory purchases were made as of September 30, 2024. The following table summarizes our research and development expenses:

	Three Months Ended September 30,
	2024	2023
Actinic keratosis	$206	$-
Moderate to severe acne	129	-
Superficial basal cell carcinoma	44	-
Portable devices	33	-
Personnel-related costs	203	-
Other research and development	54	33
	$669	$33

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was ($0.7) million for the three months ended September 30, 2024, as compared to $0.6 million for the three months ended September 30, 2023. The change in fair value of warrant liabilities was driven primarily by changes in the quoted market price of the common stock. From June 30, 2024 to September 30, 2024, the underlying value of the Company’s Common Stock increased, leading to a corresponding increase in the value of warrant liabilities and additional expense recognized on the statements of operations. From June 30, 2023 to September 30, 2023, the market price decreased, causing a decrease in the value of warrant liabilities, and a gain in in the statement of operations.

Change in Fair Value of Investment, Related Party

As of December 31, 2023, the Company had transferred substantially all of its investment in Biofrontera AG to Maruho in exchange for the release of certain obligations, in accordance with the Settlement Agreement and Mutual Release (the “Release”), dated December 27, 2023. As a result, during the third quarter of 2024, the net balance of our investment in Biofrontera AG was minimal as was the related change in fair value.

Comparison of the Nine Months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

(in thousands)	2024	2023	Change

Product revenues, net	$24,744	$23,423	$1,321
Related party revenues	18	52	(34)
Revenues, net	$24,762	$23,475	$1,287

Operating expenses:
Cost of revenues, related party	12,839	11,814	1,025
Cost of revenues, other	496	262	234
Selling, general and administrative	25,589	29,874	(4,285)
Selling, general and administrative, related party	30	193	(163)
Research and development	1,306	44	1,262
Change in fair value of contingent consideration	-	100	(100)
Total operating expenses	40,260	42,287	(2,027)
Loss from operations	(15,498)	(18,812)	3,314
Change in fair value of warrant liabilities	1,329	2,001	(672)
Change in fair value of investment, related party	(12)	(6,635)	6,623
Loss on debt extinguishment	(316)	-	(316)
Interest expense, net	(1,995)	(256)	(1,739)
Other income (expense), net	154	65	89
Loss before income taxes	(16,338)	(23,637)	7,299
Income tax expenses	25	20	5
Net loss	$(16,363)	$(23,657)	$7,294

Product Revenue, net

Net product revenue for the nine months ended September 30, 2024 increased by $1.3 million, or 5.6% as compared to the nine months ended September 30, 2023. This increase was mainly driven by a $1.1 million increase in the average sale price of Ameluz for the nine months ended September 30, 2024, as well as an increase in device sales of $0.6 million due to the launch of the RhodoLED® XL Lamp in June 2024. This was offset by a sales volume decrease of approximately $0.5 million of Ameluz® driven by the office closures and shipping delays associated with Hurricane Milton. As mentioned above, these delayed shipments have been delivered and revenue recognized in the fourth quarter.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the nine months ended September 30, 2024 increased by $1.0 million, or 8.7% as compared to the nine months ended September 30, 2023. This was driven by the increase in both Ameluz® and RhodoLED® XL Lamp product revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased by $4.3 million, or 14.3% as compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $1.7 million decrease in legal costs due to the settlement with Biofrontera AG in April 2023, a $1.3 million decrease of non-personnel sales and marketing expenses due to a lower level of marketing activities in general, a $0.6 million decrease in general business administration, and a net decrease of $0.6 million in personnel expenses, partially offset by costs relating to the complaints filed by SUN.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2024 increased by $1.3 million as compared to the nine months ended September 30, 2023. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024. The following table summarizes our research and development expenses:

	Nine Months Ended September 30,
	2024	2023
Actinic keratosis	$338	$-
Moderate to severe acne	221	-
Superficial basal cell carcinoma	153	-
Portable devices	83	-
Personnel-related costs	435	-
Other research and development	76	44
	$1,306	$44

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $1.3 million for nine months ended September 30, 2024, as compared to $2.0 million for the nine months ended September 30, 2023. The change in fair value of warrant liabilities was driven primarily by a decrease in the underlying value of the Company’s Common Stock paired with a higher population of warrants outstanding for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Change in Fair Value of Investment, Related Party

As of December 31, 2023, the Company had transferred substantially all of its investment in Biofrontera AG to Maruho in exchange for the release of certain obligations, in accordance with the Release. As a result, during the third quarter of 2024, the net balance of our investment in Biofrontera AG was minimal as was the related change in fair value.

Loss on Debt Extinguishment

Effective as of January 4, 2024, we voluntarily terminated the Loan Agreement with Midcap Business Credit LLC. The Company recognized a $0.3 million loss on debt extinguishment upon the early termination of the Loan Agreement related to prepayment fees and the write-off of deferred financing costs.

Interest income (expense), net

The increase of interest expense of $1.7 million was driven by the interest and debt discount recognized on the loans issued on December 21, 2023, for an aggregate principal balance of $4.0 million. The loans required the Company to make weekly payments of principal and interest in the amount of approximately $0.2 million through July 5, 2024, the maturity date. Interest expense was recognized using the effective interest method, such that a constant effective interest rate was applied to the carrying amount of the debt at the beginning of each period until maturity.

Net Loss to Adjusted EBITDA Reconciliation for the Three and Nine Months Ended September 30, 2024 and 2023

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

Change in fair value of contingent consideration: Pursuant to a share purchase agreement with Maruho, the profits from the sale of Cutanea products were to be shared equally between Maruho and Biofrontera until 2030. The fair value of the contingent consideration was determined to be $6.5 million on the acquisition date and was re-measured at each reporting date. We exclude the historical impact of the change in fair value of contingent consideration as this is non-cash. We were relieved of our obligations relating to the contingent consideration under the Release. As such, our results of operations for the three and nine months ended September 30, 2024 were not impacted by the change in fair value.

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

The table below presents a reconciliation from net loss to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,669)	$(6,342)	$(16,363)	$(23,657)
Interest expense, net	(8)	142	1,995	256
Income tax expenses	3	1	25	20
Depreciation and amortization	129	251	387	769
EBITDA	(5,545)	(5,948)	(13,956)	(22,612)
Loss on debt extinguishment	-	-	316	-
Change in fair value of contingent consideration	-	200	-	100
Change in fair value of warrant liabilities	680	(598)	(1,329)	(2,001)
Change in fair value of investment, related party	2	2,212	12	6,635
Legal settlement expenses	-	-	-	1,225
Stock based compensation	288	207	720	817
Expensed issuance costs	-	-	354	-
Adjusted EBITDA	$(4,575)	$(3,927)	$(13,883)	$(15,836)
Adjusted EBITDA margin	-50.8%	-44.1%	-56.1%	-67.5%

Adjusted EBITDA

Adjusted EBITDA decreased from ($3.9) million for the three months ended September 30, 2023 to ($4.6) million for the three months ended September 30, 2024. The decrease was primarily driven by an increase in R&D expenses of $0.6 million.

Adjusted EBITDA increased from ($15.8) million during the nine months ended September 30, 2023 to ($13.9) million for the nine months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by a decrease in selling, general and administrative expenses of $3.2 million, due primarily to a decreased level of marketing activities and savings in legal expenses. This is partially offset by an increase in R&D expense of $1.3 million.

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

Since we commenced operations in 2015, we have generated significant losses. We incurred net cash outflows from operations of $9.3 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company had an accumulated deficit as of September 30, 2024 of $116.0 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. As of September 30, 2024, we had cash and cash equivalents of $2.9 million, compared to $1.3 million as of December 31, 2023.

As a result of our losses and projected cash needs, the Company’s management has determined that substantial doubt exists about our ability to continue as a going concern for at least twelve months from the issuance date of these financial statements. The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next twelve months to improve the Company’s liquidity and profitability, which includes without limitation:

●	Expanding the commercialization of Ameluz® in the United States while decreasing discretionary expenses.
●	Actively pursuing additional capital through the issuance of equity securities, debt or the sale of assets.
●	Controlling expenses and limiting capital expenditures.
●	Realizing the benefit of the reduced cost of inventory in line with the terms of the Second A&R Ameluz LSA.

The company believes that the implementation of such plans will provide the opportunity for the Company to continue as a going concern. However, no assurance can be given that the Company will be successful in these efforts and will depend on several factors, including executing on its sales plan and planned cost reductions within the time period needed, as well as other possible challenges and unforeseen circumstances. A lack of execution or unforeseen circumstances may require the Company to raise additional capital or debt which may not be available on acceptable terms, or at all, which could result in a material adverse effect on the Company, as well as its business, financial condition, results of operations, growth prospects and financial statements.

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

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(9,253)	$(16,029)
Net cash provided by (used) in investing activities	(2)	546
Net cash provided by financing activities	10,785	1,697
Net increase (decrease) in cash and restricted cash	$1,530	$(13,786)

Operating Activities

During the nine months ended September 30, 2024, operating activities used $9.3 million of cash, primarily resulting from our loss from operations of $16.4 million, adjusted for non-cash expense of stock-based compensation of $0.7 million, non-cash interest expense of $0.2 million, loss on debt extinguishment of $0.3 million, depreciation and amortization in the aggregate of $0.9 million, and net cash used by changes in our operating assets and liabilities of $6.1 million, offset by the change in fair value of warrant liabilities of $1.3 million,.

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

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities consisted of $0.1 million of capitalized software and computer purchases, which were partially offset by the proceeds from the sales of equity investments.

During the nine months ended September 30, 2023, net cash provided by investing activities of $0.5 million consisted of the proceeds from the sales of equity investments of $0.6 million, partially offset by the purchase of machinery and computer equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash from financing activities consisted of proceeds of $7.7 million, net of capitalized issuance costs, from the issuance of preferred stock and warrants, and $7.4 million from the exercise of warrants for preferred stock, offset by repayments of $4.0 million on our short-term loan, repayments of $0.2 million on our line of credit and prepayment fees of $0.2 million to extinguish our line of credit. See Note 10 Debt.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the nine months ended September 30, 2024, except for the following:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, (see Note 17. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 15, 2024 (the “Form 10-K”). The following should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, our Form 10-K, and our other filings with the SEC before making investment decisions regarding our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

10.1*#	Second Amended and Restated Employment Agreement, dated as of November 12, 2024 by and between the Company and Hermann Luebbert

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: November 14, 2024	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

