Form 10-Q
period 2025-03-31
Biofrontera Inc.
filed 2025-05-15
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025 there were 9,446,197 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$5,905
Investment, related party	7	7
Accounts receivable, net	4,031	5,315
Inventories, net	6,527	6,646
Prepaid expenses and other current assets	682	527
Asset held for sale	2,300	2,300

Total current assets	15,332	20,700

Property and equipment, net	59	80
Operating lease right-of-use assets	713	903
Intangible assets, net	31	35
Other assets	453	383

Total assets	$16,588	$22,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,300	1,856
Accounts payable, related parties, net	2,650	5,344
Operating lease liabilities	426	548
Accrued expenses and other current liabilities	4,583	4,273

Total current liabilities	10,959	12,021

Long-term liabilities:
Convertible notes payable, net	4,217	4,098
Warrant liabilities	702	1,250
Operating lease liabilities, non-current	220	276
Other liabilities	21	23

Total liabilities	16,119	17,668

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, no Series B-1, 3,366 Series B-2 and 6,763 Series B-3 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock, $0.001 par value, 35,000,000 shares authorized; 8,873,932 and 1,517,628 shares issued and outstanding as of March 31, 2025 and December 31, 2024	9	9
Additional paid-in capital	122,072	121,833
Accumulated deficit	(121,612)	(117,409)

Total stockholders’ equity	469	4,433

Total liabilities and stockholders’ equity	$16,588	$22,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Product revenues, net	$8,588	$7,901
Revenues, related party	-	11

Total revenues, net	8,588	7,912

Operating expenses
Cost of revenues, related party	3,075	3,946
Cost of revenues, other	193	170
Selling, general and administrative	8,653	9,250
Selling, general and administrative, related party	7	(4)
Research and development	1,207	17

Total operating expenses	13,135	13,379

Loss from operations	(4,547)	(5,467)

Other income (expense)
Change in fair value of warrant liabilities	548	(3,429)
Change in fair value of investment, related party	-	3
Loss on debt extinguishment	-	(316)
Interest expense, net	(106)	(1,407)
Other income (expense), net	(99)	180

Total other income (expense)	343	(4,969)

Loss before income taxes	(4,204)	(10,436)
Income tax expense	(1)	1

Net loss	$(4,203)	$(10,437)

Loss per common share:
Basic and diluted	$(0.47)	$(2.88)

Weighted-average common shares outstanding:
Basic and diluted	8,873,932	3,623,593

The accompanying notes are an integral part of these consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three Months Ended March 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, January 1, 2025	10,129	$-	8,873,932	$9	$121,833	$(117,409)	$4,433
Stock based compensation	-	-	-	-	239	-	239
Net loss	-	-	-	-	-	(4,203)	(4,203)
Balance, March 31, 2025	10,129	$-	8,873,932	$9	$122,072	$(121,612)	$469

	Mezzanine Equity		Stockholders’ Equity
	Series B-1 Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, January 1, 2024	-	$-	1,517,628	$2	$104,441	$(99,650)	$4,793
Exercise of pre-funded warrants	-	-	1,055,000	1	(1)	-	-
Issuance of Series B Preferred Stock and Warrants	6,586	3,570	-	-	-	-	-
Conversion of Series B-1 Preferred into common stock	(1,780)	-	2,516,785	2	(2)	-	-
Stock based compensation	-	-	-	-	228	-	228
Net loss	-	-	-	-	-	(10,437)	(10,437)
Balance, March 31, 2024	4,806	$3,570	5,089,413	$5	$104,666	$(110,087)	$(5,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:

Net loss	$(4,203)	$(10,437)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation	25	21
Amortization of right-of-use assets	190	179
Amortization of acquired intangible assets	4	107
Realized/unrealized gain in investment, related party	-	(3)
Change in fair value of warrant liabilities	(548)	3,429
Stock-based compensation	239	228
Allowance for credit losses	(46)	66
Loss on debt extinguishment	-	316
Non-cash interest expense	119	151

Changes in operating assets and liabilities:
Accounts receivable	1,330	1,576
Prepaid expenses and other assets	(224)	(119)
Inventories	119	4,003
Accounts payable	1,444	(590)
Accounts payable, related parties, net	(2,694)	(1,825)
Operating lease liabilities	(179)	(166)
Accrued expenses and other liabilities	307	(261)

Cash flows used in operating activities	(4,117)	(3,325)

Cash flows from investing activities
Sales of equity investment, related party	-	57
Purchases of property and equipment	(3)	(57)

Cash flows used in investing activities	(3)	-

Cash flows from financing activities
Proceeds from issuance of series B-1 preferred stock and warrants to purchase series B-3 preferred stock in a private placement, net of issuance costs	-	7,662
Payment of principal short-term debt	-	(1,506)
Payments to extinguish line of credit	-	(357)

Cash flows provided by financing activities	-	5,799

Net increase (decrease) in cash and cash equivalents	(4,120)	2,474
Cash, cash equivalents and restricted cash, at the beginning of the period	6,105	1,543

Cash, cash equivalents and restricted cash, at the end of the period	$1,985	$4,017

Supplemental disclosure of cash flow information
Interest paid	$-	$1,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware Corporation (the “Company,” “we,” “us,” “our,” or “Biofrontera”), is a United States-based biopharmaceutical company commercializing a portfolio of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s primary licensed products are used for the treatment of actinic keratoses, which are pre-cancerous skin lesions.

The Company includes its wholly owned subsidiary Biofrontera Discovery GmbH (“Discovery”), a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma and Biofrontera Bioscience (the “Ameluz Licensor”) and manage our clinical trial work.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $4.1 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of March 31, 2025, we had cash and cash equivalents of $1.8 million, compared to $5.9 million as of December 31, 2024. The current cash and liquidity projections are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this report.

Management’s plans to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include expanding the commercialization of Ameluz® in the United States while controlling expenses and limiting capital expenditures, as well as capitalizing on the reduced cost of inventory in line with the terms of the Second A&R Ameluz LSA. The Company also plans to secure additional capital through equity or debt financings, or the sale of assets to carry out the Company’s planned commercial and development activities. However, there can be no assurance that the Company will be successful in executing the aforementioned commercial strategies and/or obtaining sufficient funding on acceptable terms, if at all, and that the substantial doubt will be alleviated. If the Company is unable to raise capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. Such adjustments may be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2025, the Company’s operating results for the three months ended March 31, 2025 and 2024, and the Company’s cash flows for the three months ended March 31, 2025 and 2024. The accompanying financial information as of December 31, 2024 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2024.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the year ended December 31, 2024.

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

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassification was limited to the condensed consolidated statements of cash flow and had no impact on the reported results of operations. Specifically, for prior year presentation, accounts payable-related parties of $1.6 million was reclassed from accounts payable to accounts payable, related party, net along with other receivables, related party of $0.2 million.

Nasdaq Compliance

Nasdaq requires issuers to comply with certain standards in order to remain listed on its exchange. The Company’s stockholders’ equity as reported in the accompanying balance sheet for the period ended March 31, 2025 was $0.5 million. Therefore, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million. Additionally, as of the date of this Report, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Listing Rule 5550(b). Further, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as further discussed in the Current Report on Form 8-K filed by the Company with the SEC on May 14, 2025. The Company is in the process of creating a plan to regain compliance with the Nasdaq rules.

Use of Estimates

The preparation of the consolidated financial statements in accordance with United States GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to realization and valuation of receivables and inventory, valuation of warrant liabilities, impairment assessment of intangibles and other long-lived assets, share-based payments, deferred tax asset valuations, and contingent liability recognition. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are evaluating the effect that this guidance will have on our annual consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	March 31, 2025	December 31, 2024
Assets:
Investment, related party	1	$7	$7
Liabilities:
Warrant liability – 2023 Purchase Warrants	3	$578	$1,030
Warrant liability - 2022 Purchase Warrants	3	$55	$98
Warrant liability – 2022 Inducement Warrants	3	$69	$122
Total Liabilities		$702	$1,250

Investment, related party

As of March 31, 2025 and December 31, 2024, the Company owned 3,019 common shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of the Company’s common stock, $0.001 par value (“Common Stock”) originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”); (ii) warrants to purchase 214,286 shares of Common Stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”); and (iii) warrants to purchase 1,807,500 shares of Common Stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share ( the “2023 Purchase Warrants”). See Note 12. Mezzanine Equity and Stockholders’ Equity for additional details.

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

The Company utilizes a Black-Scholes-Merton (“BSM”) model to estimate the fair value of the warrant liabilities which is considered a Level 3 fair value measurement. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.

The fair value for the Level 3 warrants at March 31, 2025 was estimated using a BSM model based on the following assumptions:

March 31, 2025
Stock price	$0.80
Expiration term (in years)	3.59
Volatility	100.0%
Risk-free Rate	3.87%
Dividend yield	0.0%

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2025	2024
Fair value at beginning of period	$1,250	$4,210
Issuance of new warrants	-	4,092
Change in fair value of warrant liabilities	(548)	3,429
Fair value at end of period	$702	$11,731

The warrants issued on February 22, 2024 to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “2024 Preferred Warrants”), were also accounted for as liabilities, as they were redeemable in the event of a change in control, which was not solely within the control of the Company (see Note 12. Mezzanine Equity and Stockholders’ Equity). The 2024 Preferred Warrants were issued in the first quarter of 2024 and exercised prior to the end of the second quarter of 2024. The fair value for the Level 3 2024 Preferred Warrants was estimated utilizing a probability weighted average approach, which incorporated two scenarios. In scenario one, the warrant value was based on the underlying value of the convertible preferred stock, using an option-pricing model backsolve that solved for the value of our publicly traded equity on the valuation date to obtain the valuation date fair value of the Series B-3 Convertible Preferred Stock, then applied the Series B-3 Convertible Preferred Stock value into the BSM model equation to determine the value of the Series B-3 convertible warrants. In scenario two, the warrant value was based on the underlying value of the publicly traded common equity value. Scenario two assumes the preferred stock will be converted into Common Stock prior to a liquidity event. A simple BSM model was utilized to value the warrant under scenario two, using the closing price of our Common Stock as an input to the model. The BSM model used the following range of inputs and assumptions for the 2024 Preferred Warrants at the issuance date of February 22, 2024, for the three months ended March 31, 2024 and at the exercise date of May 13, 2024: (i) expected stock price volatility of 79.3% to 105%; (ii) risk-free interest rate of 5.39%; to 5.54%; (iii) expected life of the warrants of 0.003 to 0.21 years; and (iv) dividend yield of 0.0%.  The fair value of the 2024 Preferred Warrants was $4.1 million at issuance and $5.4 million at the exercise date.

4. Revenue

We generate revenue primarily through the sales of our licensed products, Ameluz® and BF-RhodoLED® lamps.

Traditional PDT treatments using a lamp are performed more frequently during the winter. As such our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

5. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2025, approximately $1.3 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,785	$5,905
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$1,985	$6,105

Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheet.

6. Accounts Receivable, net

Accounts receivables are mainly attributable to the sale of Ameluz®. It is expected that all trade receivables will be settled within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivable are segmented into pools of assets depending primarily on delinquency status, and reserve percentages are established for each pool of trade accounts receivable.

In determining the reserve percentages for each pool of trade accounts receivable, we considered our historical experience with certain customers, regulatory and legal environments and other relevant current and future forecasted macroeconomic factors. If we become aware of any customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded.

The allowance for credit losses was $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

7. Inventories

Inventories are comprised of Ameluz® and the RhodoLED® lamps.

There was no provision for obsolescence recorded for the three months ended March 31, 2025 and a negligible amount for the year ended December 31, 2024.

8. Asset Held for Sale

Asset held for sale consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(2,300)	(2,300)
Intangible asset, net	$2,300	$2,300

The Xepi product line has been held for sale since the third quarter of 2024, when the Company determined that the intangible asset met the criteria to be classified as held for sale in accordance with ASC 360-10-45-9. The Company is working with a potential purchaser and expects to complete a sale within the next one to five months and, as such, has classified the asset as held for sale under current assets in the condensed consolidated balance sheets. The carrying amount of the asset at the time of classification was $2.3 million, which was the lower of its carrying value or estimated fair value less cost to sell. No gain or loss was recognized in the Condensed Statement of Operations upon classification as an asset held for sale and the related revenue and expenses associated with the asset were de-minimus. This divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations and therefore is not being reported as discontinued operations.

The Xepi® license intangible asset was recorded at acquisition date fair value of $4.6 million and was amortized on a straight-line basis over the useful life of 11 years.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Employee compensation and benefits	$2,494	$2,428
Professional fees	596	632
Research and Development	857	542
Product revenue allowances and reserves	36	58
Other	600	613
Total	$4,583	$4,273

10. Debt

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

The Notes provide for customary events of default and contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of Common Stock beneficially owned by the holder would exceed 9.99% immediately after conversion. There were no events of default at March 31, 2025.

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

During the three months ended March 31, 2025 the Company recognized interest expense of approximately $0.1 million and minimal discount amortization. As of March 31, 2025, the outstanding balance of the Notes was $4.2 million, which is shown net of the remaining unamortized issuance cost of $0.1 million.

11. Related Party Transactions

We consider Biofrontera AG and its consolidated subsidiaries, (the “Biofrontera Group”) to be a related party. The Biofrontera Group held more than 5% of the outstanding shares of our common stock until December 10, 2024, and we continue to rely on the Biofrontera Group as the sole supplier of Ameluz® and the RhodoLED® Lamps.

License and Supply Agreement

Under the Second A&R Ameluz LSA, the Company has an exclusive, non-transferable license to market and sell its licensed products, Ameluz® and RhodoLED® Lamps, in the United States and must purchase the licensed products exclusively from Biofrontera Pharma. The Second A&R Ameluz LSA, among other things, amended the original license and supply agreement with the Ameluz Licensor to:

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

Purchases of the licensed products (inclusive of estimated and actual purchase price adjustments) during the three months ended March 31, 2025 and 2024 were $3.0 million and $0.3 million, respectively, and were recorded in inventories in the condensed consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Biofrontera Pharma as of March 31, 2025 and December 31, 2024 were $2.6 million and $5.3 million, respectively, and were recorded in accounts payable, related parties net of applicable accounts receivable in the condensed consolidated balance sheets.

12. Mezzanine Equity and Stockholders’ Equity

Under the Company’s Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation (“Certificate”), effective April 25, 2024, the Company is authorized to issue 35,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”).

Common Stock:

The holders of Common Stock are entitled to one vote for each share held. Holders of Common Stock are not entitled to receive dividends, unless declared by the Company’s board of directors (“Board”). The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable. As of March 31, 2025, there were 8,873,932 shares of Common Stock outstanding.

As of March 31, 2025 we had outstanding warrants to purchase an aggregate of 2,269,356 shares of Common Stock with an exercise price range of $3.55 to $100.00 per share. These warrants have expiration dates ranging from November 2026 to November 2028. A summary of the warrants outstanding as of March 31, 2025 is presented below.

Warrants	Number of Shares	Exercise Price	Expiration Date
Liability classified (See Note 3. Fair Value Measurements)	2,192,736	$3.55	11/02/2028
Equity classified	76,620	100.00	11/02/2026

Series B Preferred Stock:

On February 19, 2024, the Company entered into a securities purchase agreement (the “Preferred Purchase Agreement”), with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), (i) 6,586 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) the 2024 Preferred Warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) for an aggregate offering price of $8.0 million. The conversion price of Series B-1 Preferred Stock and Series B-3 Preferred Stock is $0.7074 per share of Common Stock, such that each Series B share is convertible into 1,413.6 shares of the Common Stock. All of the 2024 Preferred Warrants were exercised for Series B-3 Preferred Stock during the second quarter of 2024. As of March 31, 2025, there were 3,366 shares of Series B-2 Preferred Stock issued and outstanding and 6,763 shares of Series B-3 (convertible into 14,318,632 shares of Common Stock). Pursuant to the Preferred Purchase Agreement, the Company may be compelled to appoint two independent directors designated by Rosalind Advisors, Inc to the Company’s Board. No such appointment has been made as of March 31, 2025

Mezzanine Classification

Prior to the May 2024 approval by the Company’s stockholders of an increase in the authorized shares of Common Stock (the “Stockholder Approval”), Series B-1 Preferred Stock was redeemable at the option of the holder and Series B-2 and B-3 Preferred Stock, (collectively the (“Series B Preferred Stock”), were redeemable in the event of a change in control. ASC 480-10-S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series B-1 Preferred Stock was redeemable at the option of the holder, Series B-2 Preferred Stock and Series B-3 Preferred Stock were redeemable, upon a change in control that was not solely within control of the Company. Prior to the Stockholder Approval, the Series B Preferred Stock was considered senior to the Common Stock and all other series of the Company’s capital stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As such, the Company determined that mezzanine treatment was appropriate for the Series B Preferred Stock at issuance in February 2024 and as of March 31, 2024, and the Series B Preferred Stock was presented as such in our consolidated balance sheets and consolidated statements of changes in stockholders’ equity and mezzanine equity for periods prior to the Stockholder Approval. The Series B Preferred Stock was not considered mandatorily redeemable.

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

Following the Stockholder Approval, upon any liquidation, the assets of the Corporation available for distribution to its stockholders will be distributed among the holders of the shares of Series B Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series B Preferred Stock as if they had been converted to Common Stock pursuant to the terms of the Certificate of Designation filed on February 20, 2024. Accordingly, the Series B Preferred stock is classified as permanent equity on our consolidated balance sheets and consolidated statements of change in stockholders’ equity as of March 31, 2025, due to the limited exception under ASC 480-10-S99-3A(3)(f).

Convertible Debt

On November 22, 2024, the Company issued $4.2 million in an aggregate principal amount of the Notes. The Notes allow for up to 5,384,615 shares of Common Stock to be issued upon conversion for principal plus additional shares for PIK interest. See Note 10. Debt - Convertible Notes Payable, for additional details.

13. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, the Board adopted, and our shareholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan”), under which the maximum contractual term is 10 years for stock options issued. On June 12, 2024, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares authorized for issuance by 3,483,010 shares, from 266,990 shares to 3,750,000 shares. As of March 31, 2025, there were 1,937,489 shares available for future awards under the amended 2021 Plan.

Non-qualified stock options

The Company recognizes the grant-date fair value of share-based awards granted as compensation expense on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the time of grant using the BSM model, which requires the use of inputs and assumptions such as the fair value of the underlying stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield. The Company elects to account for forfeitures as they occur.

The fair value of each option is estimated on the date of the grant using the BSM model. There were no equity grants during the three months ended March 31, 2025.

Share-based compensation expense related to stock options of approximately $0.1  million was recorded in selling, general and administrative expenses on the accompanying consolidated statement of operations for each of the three months ended March 31, 2025 and 2024.

Options outstanding and exercisable under the employee share option plan as of March 31, 2025 and a summary of option activity during the three months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2024	1,358,718	$3.88	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Canceled or forfeited	(21,887)	$2.18	-	-
Outstanding at March 31, 2025	1,336,831	$3.91	9.19	$-
Exercisable at March 31, 2025	104,642	$28.14	8.23	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that were in the money at March 31, 2025.

As of March 31, 2025, there was $0.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.22 years.

Share-Based Compensation (RSUs)

Share-based compensation expense was $0.1 million for the RSUs for each of the three-month periods ended March 31, 2025 and 2024, and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	450,000	-	$1.06
Awarded	-	-	$-
Vested	-	-	$-
Canceled or forfeited	-	-	$-
Outstanding at March 31, 2025	450,000	0.78	$1.06

As of March 31, 2025, there was $0.3 million of unrecognized compensation related to unvested RSUs, which is expected to be recognized over a period of approximately 1.28 years.

14. Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024

Interest expense	$(120)	$(1,421)
Interest income	14	14
Interest expense, net	$(106)	$(1,407)

Interest expense is comprised primarily of interest on our convertible notes, short-term loans and line of credit, including amortization of deferred costs.

Interest income relates primarily to interest earned on funds deposited in our bank accounts.

15. Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock-based awards based on the treasury stock method. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,203)	$(10,437)
Weighted average common shares outstanding, basic and diluted	8,873,932	3,623,593
Net loss per share, basic and diluted	$(0.47)	$(2.88)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

March 31,	2025	2024
Common stock warrants	2,269,356	2,269,356
Common stock options and RSUs	1,786,831	94,181
Unit Purchase Options	20,182	20,182
Series B convertible preferred stock	14,318,632	6,793,892
Convertible notes	5,577,487	-
Total	23,972,488	9,177,611

16. Commitments and Contingencies

Leases

The Company leases its corporate headquarters under an operating lease that expires in November 2025. The Company has the option to extend the term of the lease for a five (5)-year period upon written notice to the landlord. The extension period has not been included in the determination of the ROU asset or the lease liability as the Company concluded that it is not reasonably certain that it would exercise this option. The Company provided the landlord with a security deposit in the amount of $0.1 million, which was recorded as other assets in the consolidated balance sheets.

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through January 2028.

Future lease payments under non-cancelable leases as of March 31, 2025 were as follows (in thousands):

Years ending December 31,	Future lease commitments
Remainder of 2025	$396
2026	246
2027	45
2028	1
2029	-
Thereafter	-
Total future minimum lease payments	$688
Less imputed interest	(42)
Total lease liability	$646

Reported as:
Operating lease liability, current	$426
Operating lease liability, non-current	220
Total	$646

Ameluz LSA Sales Commitment

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

In addition, effective in 2025, under the Second A&R Ameluz LSA, we are to purchase the higher of (i) a minimum   quantity of tubes of Ameluz® per year as set forth in the Second A&R Ameluz LSA or (ii) 75% of the annual average of audited Ameluz® tubes sold during the preceding four (4) full calendar years. If we fail to achieve the respective minimum for any calendar year, such failure will constitute a termination event, unless waived by the Ameluz Licensor.

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three months ended March 31, 2025 or 2024.

Milestone payments with Ferrer Internacional S.A.

Under the Xepi license and supply agreement, we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments or accruals were made during the three months ended March 31, 2025 or 2024 related to Xepi® milestones.

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

17. Segment Reporting

The Company operates as one operating segment that derives revenue primarily from our principal licensed product, Ameluz®. We are currently selling Ameluz® for this indication in the United States under an exclusive license and supply agreement. Ameluz® (including the RhodoLED® Lamps) accounts for approximately 100% of our revenue.

The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to allocate resources and assesses financial performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024

Revenues, net	8,588	7,912

Operating expenses:
Cost of revenues	3,268	4,116
Direct Sales	1,802	2,123
Sales Support	2,096	2,540
General and administrative	4,547	4,159
Research and development	1,207	17
Other operating expenses	215	424
Total operating expenses	13,135	13,379
Loss from operations	(4,547)	(5,467)
Other income (expense), net	343	(4,969)
Loss before income taxes	(4,204)	(10,436)
Income tax expenses	(1)	1
Net loss	$(4,203)	$(10,437)

18. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of March 31, 2025 through the date this Quarterly Report on Form 10-Q was submitted to the SEC and determined that the following material subsequent event required disclosure.

On May 8, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq notifying the Company that the listing of its common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the closing bid price of the Company’s common stock was less than $1.00 per share for the previous 33 consecutive business days. The Company is in the process of creating a plan to regain compliance with the Nasdaq rules. See Note 2. Summary of Significant Accounting Policies – Nasdaq Compliance for additional information and the Current Report on Form 8-K filed by the Company with the SEC on May 14, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2025 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.” References to “Licensors” refer collectively to Biofrontera Pharma, Biofrontera Bioscience and Ferrer. References to “Ameluz Licensor” refer collectively to Biofrontera Pharma and Biofrontera Bioscience.

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

Factors that may cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our licensed products;

●	our ability to expand, manage and maintain our direct sales and marketing organizations, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	changes in our relationship with our Licensors;

●	our Licensors’ ability to manufacture our licensed products;

●	our Licensors’ ability to adequately protect their intellectual property and operate their business without infringing upon the intellectual property rights of others;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation and group purchasing organizations in the healthcare industry;

●	the willingness of healthcare providers to purchase our licensed products if coverage, reimbursement and pricing from third-party payors for our products, or procedures using our products significantly declines;

●	our ability to market, commercialize, achieve market acceptance for and sell our licensed products;

●	any product quality issues, product defects, or product liability claims;

●	our ability to comply with The Nasdaq Stock Market, LLC (“Nasdaq”) continued listing standards (discussed in more detail below);

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of research, development and preclinical studies and clinical trials for our licensed products;

●	our Licensors’ ability to obtain and maintain the regulatory approvals necessary for the marketing of our licensed products in the United States, and;

●	such other risks identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025, the “Form 10-K”), Item 1A of Part II of this Quarterly Report on Form 10-Q and any other filings with the SEC.

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

We are currently selling Ameluz® in the United States under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective as of February 13, 2024 with the Ameluz Licensor (the “Second A&R Ameluz LSA”). The Second A&R Ameluz LSA reduced the price we pay per unit, based on certain percentages of the anticipated net selling price, (“Transfer Price”) of Ameluz® from 50% to 25% which covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance and patent administration for all purchases in 2024 and 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the Transfer Price from 25% to 35% for sales related to actinic keratosis and, if approved by the FDA, basal cell carcinoma and squamous cell carcinoma. The Transfer Price for sales related to acne, another indication currently in development, will remain at 25% indefinitely.

Effective June 1, 2024, we assumed control of all clinical trials relating to Ameluz® in the United States, allowing for more effective cost management and direct oversight of trial efficiency. Our research and development (“R&D”) program is focused on label expansion for Ameluz® as well as supporting PDT growth by improving the capabilities of our RhodoLED® Lamps to better fulfill the needs of dermatologists. The reduced Transfer Price will allow the Company to finance such R&D activities and continue our commercial growth trajectory.

In the third quarter of 2024, the Company reached the decision to divest its Xepi product line and the related intangible asset is currently held for sale. Xepi® (ozenoxacin cream, 1%), is a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. Our exclusive license and supply agreement (as amended, the “Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”) enables us to market and sell this product in the United Sates. However, the Company has not had sales of Xepi since 2023 due to third-party manufacturing delays that have impacted our commercialization of the product. Ferrer is now in the process of qualifying a new contract manufacturer. If the new contract manufacturer is qualified, we believe that it will be able to supply enough of the Xepi® product line to meet market demand for as long as we maintain it. Nevertheless, the Company is working with a potential purchaser and expects to complete a sale of the asset within the next one to five months. The related intangible asset is presented as held for sale under current assets in the consolidated balance sheets. See Note 6. Asset Held for Sale, for additional information.

Compliance with Nasdaq Listing Standards

Nasdaq requires issuers to comply with certain standards in order to remain listed on its exchange. The Company’s stockholders’ equity as reported in the accompanying balance sheet for the period ended March 31, 2025 was $0.5 million. Therefore, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million. Additionally, as of the date of this Report, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Listing Rule 5550(b). Further, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as further discussed in the Current Report on Form 8-K filed by the Company with the SEC on May 14, 2025. The Company is in the process of creating a plan to regain compliance with the Nasdaq rules.

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

Geopolitical Uncertainty and Tariffs

Recent actions by the U.S., including the imposition of significant tariffs on imports from certain countries, have heightened uncertainty in the global trade environment. These tariffs, along with potential retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our products, which are exclusively imported from Europe. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, these actions have caused substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures. We may be unable to fully offset the impacts of tariffs by adjusting the pricing of our products.

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

We devote a substantial portion of our cash resources to the commercialization of our licensed products, Ameluz® and the BF-RhodoLED® Lamps. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, short-term debt and proceeds received from convertible notes and equity financings.

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

Components of Our Results of Operations

Product Revenues, Net

We generate product revenues through the third-party sales of our licensed products, Ameluz® and RhodoLED® Lamps. Revenues from product sales are recorded net of trade discounts and allowances and government rebates.

The primary factors that determine our revenue derived from our licensed products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our licensed products; and

●	unit sales prices.

Revenues, Related Party

Prior to our taking over clinical trials on June 1, 2024, we generated insignificant related party revenue in connection with an agreement with Biofrontera Bioscience to provide RhodoLED® Lamps and associated services for the clinical trials performed by Biofrontera Bioscience. In the future, we do not expect to receive related party revenue regarding RhodoLED® Lamps and associated services for clinical trials.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by Biofrontera AG, primarily for regulatory support and pharmacovigilance. These expenses are charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement entered into in December 2021 (the “2021 Services Agreement”). The 2021 Services Agreement enables us to continue relying on Biofrontera AG and its subsidiaries for various services it has historically provided to us, including regulatory and pharmacovigilance support for as long as we deem necessary. We currently have statements of work in place regarding regulatory affairs, medical affairs, and pharmacovigilance, and are continuously assessing the other services historically provided to us by Biofrontera AG to determine (i) if they will be needed, and (ii) whether they can or should be obtained from other third-party providers.

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

Loss on Debt Extinguishment

Effective January 4, 2024, we voluntarily terminated the Loan and Security Agreement with MidCap Business Credit LLC, for our revolving line of credit and recognized a $0.3 million loss on debt extinguishment upon the early termination related to prepayment fees and the write-off of deferred financing costs.

Interest Expense, net

Interest expense, net, primarily consists of interest on our convertible notes and short-term debt, including amortization of deferred costs.

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

Results of Operations

Comparison of the Three Months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

(in thousands)	2025	2024	Change

Product revenues, net	$8,588	$7,901	$687
Related party revenues	-	11	(11)
Total revenues, net	$8,588	$7,912	$676

Operating expenses:
Cost of revenues, related party	3,075	3,946	(871)
Cost of revenues, other	193	170	23
Selling, general and administrative	8,653	9,250	(597)
Selling, general and administrative, related party	7	(4)	11
Research and development	1,207	17	1,190
Total operating expenses	13,135	13,379	(244)
Loss from operations	(4,547)	(5,467)	920
Change in fair value of warrant liabilities	548	(3,429)	3,977
Change in fair value of investment, related party	-	3	(3)
Loss on debt extinguishment	-	(316)	316
Interest expense, net	(106)	(1,407)	1,301
Other income (expense), net	(99)	180	(279)
Loss before income taxes	(4,204)	(10,436)	6,232
Income tax expenses	(1)	1	(2)
Net loss	$(4,203)	$(10,437)	$6,234

Product Revenues, net

Net product revenue for the three months ended March 31, 2025 increased by $0.7 million, or 8.7% as compared to the three months ended March 31, 2024. The increase was driven by a $0.5 million increase in Ameluz® sales due to an increased unit price and the launch of our RhodoLED® XL Lamp,  which resulted in sales of RhodoLED®XL Lamps of $0.2 million.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended March 31, 2025 decreased by $0.9 million, or 22.1% as compared to the three months ended March 31, 2024. This was primarily due to the reduced cost structure under the Second A&R Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 decreased by $0.6 million, or 6.5% as compared to the three months ended March 31, 2024. Selling and marketing expenses decreased $0.8 million with a $0.3 million decrease coming from direct sales team personnel expenses due to head count fluctuation and a $0.5 million decrease driven by savings in general marketing activity and conference spending. These decreases were partially offset by an increase of legal expenses of $1.2 million due to patent claims, which was partially offset by savings of $0.8 million in personnel and financing expenses.

Research and Development Expense

R&D expenses for the three months ended March 31, 2025 increased $1.2 million as compared to the three months ended March 31, 2024. The increase was attributed to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024, allowing for more effective cost management and direct oversight of trial efficiency. This increase in R&D expense was and will continue to be offset by a reduction in the Transfer Price of Ameluz® from 50% to 25% for inventory purchases made through 2025.

The following table summarizes the major categories of our R&D expenses for the three months ended March 31, 2025 and 2024:

	2025	2024
Actinic keratosis	$554	$-
Moderate to severe acne	141	-
Superficial basal cell carcinoma	127	-
Portable devices	-	17
Personnel-related costs	379	-
Other research and development	6
	$1,207	$17

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $0.5 million for three months ended March 31, 2025, as compared to ($3.4) million for the three months ended March 31, 2024. The change in the fair value of warrant liabilities was driven primarily by a decrease in the underlying value of the Company’s Common Stock coupled with a decrease in the population of outstanding warrants.

Interest expense, net

The decrease in interest expense of $1.3 million is due to the maturity of approximately $4.0 million of term loans as of July 5, 2024 that were issued at a higher interest rate as compared to the convertible notes of $4.2 million issued in November of 2024.

Net Loss to Adjusted EBITDA Reconciliation for the Three Months Ended March 31, 2025 and 2024

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

Loss on debt extinguishment: Effective as of January 4, 2024, we voluntarily terminated the loan and security agreement with MidCap Business Credit LLC, which had provided us with a revolving line of credit in the aggregate principal amount of up to $6.5 million. The Company recognized a $0.3 million loss on debt extinguishment upon the early termination of the loan and security agreement. We exclude the impact of this loss as it is attributed to the prepayment fee, which is considered non-recurring, and the write-off of deferred financing costs, which is considered non-cash.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,203)	$(10,437)
Interest expense, net	106	1,407
Income tax expenses	(1)	1
Depreciation and amortization	29	128
EBITDA	(4,069)	(8,901)

Loss on debt extinguishment	-	316
Change in fair value of warrant liabilities	(548)	3,429
Change in fair value of investment, related party	-	(3)
Stock based compensation	239	228
Expensed issuance costs	-	354
Adjusted EBITDA	$(4,378)	$(4,577)
Adjusted EBITDA margin	-51.0%	-57.9%

Adjusted EBITDA

Adjusted EBITDA increased from ($4.6) million for the three months ended March 31, 2025 to ($4.4) million for the three months ended March 31, 2024. The increase was driven by an increase in gross profit of $1.5 million and offset by a $1.2 million increase in R&D expenses. These changes were driven by the reduced cost structure under the Second A&R Ameluz LSA and assumption of all clinical trial activities for Ameluz®.

Liquidity  and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  Since we commenced operations in 2015, we have generated significant losses. The Company had an accumulated deficit as of March 31, 2025 of $121.6 million. We incurred net cash outflows from operations of $4.1 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions. As of March 31, 2025, we had cash and cash equivalents of $1.8 million, compared to $5.9 million as of December 31, 2024. The Company cannot provide assurance that it will ultimately achieve profitable operations and become operating cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. Management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this report.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. Such adjustments may be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,117)	$(3,325)
Net cash used in investing activities	(3)	-
Net cash provided by financing activities	-	5,799
Net increase (decrease) in cash and restricted cash	$(4,120)	$2,474

Operating Activities

During the three months ended March 31, 2025, operating activities used $4.1 million of cash, primarily resulting from our loss from operations of $4.2 million, plus the change in fair value of warrant liabilities of $0.5 million adjusted for non-cash expense of stock-based compensation of $0.2 million, non-cash interest expense of $0.1 million, depreciation and amortization in the aggregate of $0.2 million, and net cash used by changes in our operating assets and liabilities of $0.1 million.

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

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities consisted of negligible fixed asset purchases.

During the three months ended March 31, 2024, net cash provided by investing activities consisted of $0.1 million of proceeds from the sales of equity investments, which were offset by the purchase of capitalized software.

Financing Activities

There were no financing activities during the three months ended March 31, 2025.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, (see Note 16. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

See the section entitled “Compliance with Nasdaq Listing Standards” in Item 2 of Part I of this Quarterly Report on Form 10-Q for details regarding our noncompliance with the Nasdaq listing rules.

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

BIOFRONTERA INC.

Date: May 15, 2025	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

