Form 10-Q
period 2025-06-30
Biofrontera Inc.
filed 2025-08-13
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of August 12, 2025 there were 10,668,442 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,239	$5,905
Investment, related party	9	7
Accounts receivable, net	3,955	5,315
Inventories, net	4,028	6,646
Prepaid expenses and other current assets	331	527
Asset held for sale	2,300	2,300
Other assets, related party	953	-

Total current assets	18,815	20,700

Property and equipment, net	37	80
Operating lease right-of-use assets	729	903
Intangible assets, net	26	35
Other assets	535	383

Total assets	$20,142	$22,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,268	1,856
Accounts payable, related parties, net	670	5,344
Operating lease liabilities	443	548
Advance from Stockholders	8,500	-
Accrued expenses and other current liabilities	5,806	4,273

Total current liabilities	19,687	12,021

Long-term liabilities:
Convertible notes payable, net	4,338	4,098
Warrant liabilities	548	1,250
Operating lease liabilities, non-current	223	276
Other liabilities	14	23

Total liabilities	24,810	17,668

Commitments and contingencies (see Note 16)

Stockholders’ (deficit) equity:
Preferred Stock $0.001 par value; 20,000,000 shares authorized; no Series B-1 issued; 2,641 and 3,366 Series B-2; 6,593 and 6,763 Series B-3 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common Stock $0.001 par value; 70,000,000 shares authorized; 10,138,567 and 8,873,932 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	122,259	121,833
Accumulated deficit	(126,936)	(117,409)

Total stockholders’ (deficit) equity	(4,668)	4,433

Total liabilities and stockholders’ equity	$20,142	$22,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Product revenues, net	$9,030	$7,831	$17,617	$15,732
Revenues, related party	-	8	-	18

Total revenues, net	9,030	7,839	17,617	15,750

Operating expenses
Cost of revenues, related party	2,380	4,092	5,455	8,038
Cost of revenues, other	262	250	455	421

Selling, general and administrative	10,528	7,915	19,183	17,163
Selling, general and administrative, related party	69	32	76	29
Research and development	870	621	2,077	637

Total operating expenses	14,109	12,910	27,246	26,288

Loss from operations	(5,079)	(5,071)	(9,629)	(10,538)

Other income (expense)
Change in fair value of warrants	153	5,438	702	2,009
Change in fair value of investment, related party	2	(14)	2	(11)
Loss on debt extinguishment	-	-	-	(316)
Interest expense, net	(115)	(596)	(220)	(2,003)
Other income, net	(264)	6	(363)	186

Total other income (expense)	(224)	4,834	121	(135)

Loss before income taxes	(5,303)	(237)	(9,508)	(10,673)
Income tax expense	21	20	19	21

Net loss	$(5,324)	$(257)	$(9,527)	$(10,694)

Loss per common share:
Basic and diluted	$(0.57)	$(0.05)	$(1.05)	$(2.45)

Weighted-average common shares outstanding:
Basic and diluted	9,351,557	5,091,353	9,108,091	4,357,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2025	10,129	-	8,873,932	9	122,072	(121,612)	469
Conversion of Series B-2 Preferred into Common	(725)	-	1,024,425	-	-		-
Conversion of Series B-3 Preferred into Common	(170)	-	240,210	-	-		-
Stock based compensation			-		187		187
Net loss		-		-	-	(5,324)	(5,324)
Balance, June 30, 2025	9,234	-	10,138,567	9	122,259	(126,936)	(4,668)

Balance, January 1, 2025	10,129	-	8,873,932	9	121,833	(117,409)	4,433
Conversion of Series B-2 Preferred into Common	(725)	-	1,024,425	-	-	-	-
Conversion of Series B-3 Preferred into Common	(170)	-	240,210	-	-	-	-
Stock based compensation		-	-	-	426	-	426
Net loss		-	-	-	-	(9,527)	(9,527)
Balance, June 30, 2025	9,234	-	10,138,567	9	122,259	(126,936)	(4,668)

	Three and Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2024	-	$-	5,089,413	$5	$104,666	$(110,087)	$(5,416)
Conversion of Series B-1 Preferred into Series B-2 Preferred	4,806	-	-	-	3,570	-	3,570
Issuance of Series B-3 upon exercise of warrants	7,998	-	-	-	12,810	-	12,810
Issuance of RSUs	-	-	4,771	-	-	-	-
Stock based compensation	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(257)	(257)
Balance, June 30, 2024	12,804	$-	5,094,184	$5	$121,250	$(110,344)	$10,911

Balance, January 1, 2024	-	$-	1,517,628	$2	$104,441	$(99,650)	$4,793
Exercise of pre-funded warrants	-	-	1,055,000	1	(1)	-	-
Conversion of Series B-1 Preferred into Series B-2 Preferred and common stock	4,806	-	2,516,785	2	3,568	-	3,570
Issuance of Series B-3 upon exercise of warrants	7,998	-	-	-	12,810	-	12,810
Issuance of RSUs	-	-	4,771	-	-	-	-
Stock based compensation	-	-	-	-	432	-	432
Net loss	-	-	-	-	-	(10,694)	(10,694)
Balance, June 30, 2024	12,804	$-	5,094,184	$5	$121,250	$(110,344)	$10,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:

Net loss	$(9,527)	$(10,694)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation	47	42
Amortization of right-of-use assets	386	358
Amortization of acquired intangible assets	8	216
Realized/unrealized (gain)/ loss in investment, related party	(2)	11
Change in fair value of warrant liabilities	(702)	(2,009)
Stock-based compensation	426	432
Allowance for credit losses	(57)	77
Loss on debt extinguishment	-	316
Non-cash interest expense	240	246

Changes in operating assets and liabilities:
Accounts receivable	1,418	1,581
Other receivables, related party	-	3
Prepaid expenses and other assets	45	(28)
Other assets, related party	(953)
Inventories	2,618	6,961
Accounts payable	2,412	(894)
Accounts payable, related party, net	(4,674)	(3,436)
Operating lease liabilities	(371)	(334)
Accrued expenses and other liabilities	1,524	(893)

Cash flows used in operating activities	(7,162)	(8,045)

Cash flows from investing activities
Sales of equity investment, related party	-	57
Purchase of intangible assets	-	(50)
Purchases of property and equipment	(4)	(9)

Cash flows used in investing activities	(4)	(2)

Cash flows from financing activities
Proceeds from stockholder advances	8,500	-
Proceeds from issuance of series B-1 preferred stock and warrants to purchase series B-3 preferred stock, net of issuance costs	-	7,662
Proceeds from issuance of series B-3 from exercise of warrants	-	7,438
Payment to extinguish line of credit	-	(357)
Payment of principal short-term debt	-	(3,660)

Cash flows provided by financing activities	8,500	11,083

Net increase in cash and cash equivalents	1,334	3,036
Cash, cash equivalents and restricted cash, at the beginning of the period	6,105	1,543

Cash, cash equivalents and restricted cash, at the end of the period	$7,439	$4,579

Supplemental disclosure of cash flow information
Interest paid	$3	$1,701
Income taxes paid, net	$21	$21

Supplemental non-cash financing activities
Addition of right-of-use assets in exchange for operating lease liabilities	$98	$-
Conversion of warrant liability to equity	$-	$5,372

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

The Company includes its wholly owned subsidiary Biofrontera Discovery GmbH (“Discovery”), a limited liability company organized under the laws of Germany, formed on February 9, 2022, as a German presence to facilitate our relationship with Biofrontera Pharma GmbH (“Biofrontera Pharma”) and Biofrontera Bioscience GmbH (“Biofrontera Bioscience” and together with Biofrontera Pharma, the “Ameluz Licensor”) and manage our clinical trial work.

Our principal licensed product is Ameluz®, which is a prescription drug approved for use in combination with the RhodoLED® Lamps, for PDT (when used together, “Ameluz® PDT”). In the United States, the PDT treatment is used for the lesion-directed and field-directed treatment of actinic keratoses of mild-to-moderate severity on the face and scalp. We are currently selling Ameluz® for this indication in the United States under an exclusive license and supply agreement (as amended, the “Second A&R Ameluz LSA”) with the Ameluz Licensor, both of which are related parties.

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

Strategic Transaction with Biofrontera AG

On June 30, 2025, the Company signed a binding agreement (the “Term Sheet”) with its former parent company Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience (together, the “Biofrontera Group”) pursuant to which the Company will acquire all rights in the United States (the “U.S. Rights”) to Ameluz® and RhodoLED® (the “Strategic Transaction”). In connection with the Strategic Transaction, additional agreements are to be executed, and the transfer of the U.S. Rights is expected to be completed by September 30, 2025. Under the Term Sheet, and continuing once the U.S. Rights are transferred, the Company will pay a royalty of 12% (and 15% in years where Ameluz® revenue in the United States exceeds $65.0 million). The royalty will replace the transfer pricing model under the Company’s Second A&R Ameluz LSA effective as of February 13, 2024 by and among the Company, and the Biofrontera Group. See Note 12. Related Party Transactions for additional information.

In exchange for the U.S. Rights, in addition to the aforementioned royalty and an agreement to transfer all costs associated with the U.S. business, Biofrontera AG will receive 3,019 shares of Series D Convertible Preferred Stock, par value $0.001 per share. See Note 12.Related Party Transactions, Note 18. Commitments and Contingencies and Note 20. Subsequent Events for additional information.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (the “Series D Certificate of Designation”), each share of Series D Convertible Preferred Stock is, subject to certain limitations specified in the Series D Certification of Designation, immediately convertible at the option of the holders thereof into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and has voting rights on an as-converted basis. There were no shares of Series D Convertible Preferred Stock issued as of June 30, 2025. See Note 18. Subsequent Events for additional information.

Private Placement of Series C Preferred Stock

On June 27, 2025, as a condition to the Strategic Transaction, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors to issue and sell, in a private placement, up to 11,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a price of $1,000 per share for an aggregate offering price of $11.0 million. The Series C Preferred Stock offering consisted of two tranches with the first tranche closing on July 1, 2025. Gross proceeds of $8.5 million from the first tranche were received on June 30, 2025, in advance of the first tranche closing (before deducting estimated offering expenses payable by the Company). The second tranche is expected to close after the Company enters into definitive documentation to consummate the Strategic Transaction, which is expected to occur on or before September 30, 2025. The gross proceeds from the second tranche are expected to be $2.5 million, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Series C Preferred Stock offering to fund the transfer of costs associated with the Strategic Transaction and other general corporate purposes. See Note 9. Advance from Stockholders for additional information.

Liquidity and Going Concern

These consolidated financial statements have been prepared in accordance with U,S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $7.2 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company had an accumulated deficit as of June 30, 2025 of $126.9 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions, including $8.5 million received in a private placement of Series C Preferred Stock, with a second tranche to be received on or before September 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $7.2 million, compared to $5.9 million as of December 31, 2024. However, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this report.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, utilizing external financing options, including a short-term line of credit, as well as finalizing the sale of its Xepi product line within the next one to three months. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, or close the Xepi disposition as intended. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2025, the Company’s operating results for the three and six months ended June 30, 2025 and 2024, and the Company’s cash flows for the six months ended June 30, 2025 and 2024. The accompanying financial information as of December 31, 2024 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025.

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

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassification was limited to the condensed consolidated statements of cash flow and had no impact on the reported results of operations. Specifically, for prior year presentation, accounts payable-related parties of $3.4 million was reclassed from accounts payable to accounts payable, related party, net.

The Nasdaq Stock Market, LLC (“Nasdaq”) Compliance

On May 8, 2025, the Company received a letter from Nasdaq notifying the Company that the listing of the Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the closing bid price of the Common Stock was less than $1.00 per share for the previous 33 consecutive business days.

The notice has no present impact on the listing or trading of the Company’s securities on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 5, 2025, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.

In the event that the Company does not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period ending on November 5, 2025, the Company may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by meeting the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and providing written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Should the Nasdaq staff conclude that the Company will not be able to cure the deficiency, or if the Company does not meet other listing standards, Nasdaq could provide notice that the Company’s securities will be subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to actively monitor the closing bid price of its common stock and, as appropriate, will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules. There can be no assurance that the Company will be able to regain compliance with Rule 5550(a)(2) or maintain compliance with the other listing requirements of the Nasdaq Capital Market.

On May 21, 2025, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2025 was $0.5 million, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million. Additionally, as of the date of the Notice or as of June 30, 2025, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Marketplace Rule 5550(b).

The Notice has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Nasdaq Listing Rule 5550(b)(1) to Nasdaq and on July 24, 2025 was granted an extension of time to regain compliance with this rule on or before October 10, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. ASU 202-09 did not have any impact on the interim disclosures in 2025. We are evaluating the effect that this guidance will have on our annual consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	June 30, 2025	December 31, 2024
Assets:
Investment, related party	1	$9	$7
Liabilities:
Warrant liability – 2023 Purchase Warrants	3	$452	$1,030
Warrant liability - 2022 Purchase Warrants	3	$43	$98
Warrant liability – 2022 Inducement Warrants	3	$53	$122
Total Liabilities		$548	$1,250

Investment, related party

As of June 30, 2025 and December 31, 2024, the Company owned 3,019  common shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of the Company’s Common Stock originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”); (ii) warrants to purchase 214,286 shares of Common Stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”); and (iii) warrants to purchase 1,807,500 shares of Common Stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share ( the “2023 Purchase Warrants”). See Note 13. Stockholders’ Equity for additional details.

The 2023 Purchase Warrants and 2022 Purchase Warrants, as well as the 2022 Inducement Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statement of operations.

The Company utilizes a Black-Scholes-Merton (“BSM”) model to estimate the fair value of the warrant liabilities which is considered a Level 3 fair value measurement. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our consolidated statement of operations. The fair value of these warrants was determined using the BSM model based on the following range of assumptions for the three and six months ended June 30, 2025: fair value of the underlying common stock of $0.71 to $0.80, expected volatility of 100%, risk free rate of 3.66% to 3.87%, remaining contractual term of 3.34 to 3.59 years and a dividend yield of 0%. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2025	2024
Fair value at beginning of period	$1,250	$4,210
Issuance of new warrants	-	4,092
Exercise of warrants	-	(5,372)
Change in fair value of warrant liabilities	(702)	(2,009)
Fair value at end of period	$548	$921

4. Revenue

We generate revenue primarily through the sales of our licensed products, Ameluz® and BF-RhodoLED® lamps.

Traditional PDT treatments using a lamp are usually performed more frequently during the winter. As such our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

5. Cash Balances and Statement of Cash Flows Reconciliation

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2025, approximately $6.9 million of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$7,239	$5,905
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$7,439	$6,105

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

The allowance for credit losses was $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

7. Inventories

Inventories consist of finished goods of Ameluz® and the RhodoLED® lamps.

There was no provision for obsolescence recorded for the six months ended June 30, 2025 and a negligible amount for the year ended December 31, 2024.

8. Asset Held for Sale

Asset held for sale consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Xepi® license	$4,600	$4,600
Less: Accumulated amortization	(2,300)	(2,300)
Asset held for sale	$2,300	$2,300

The Xepi product line has been held for sale since the third quarter of 2024, when the Company determined that the intangible asset met the criteria to be classified as held for sale in accordance with ASC 360-10-45-9. The Company is working with a potential purchaser and expects to complete a sale within the third quarter and, as such, has classified the asset as held for sale under current assets in the condensed consolidated balance sheets. The carrying amount of the asset at the time of classification was $2.3 million, which was the lower of its carrying value or estimated fair value less cost to sell. No gain or loss was recognized in the Condensed Statement of Operations upon classification as an asset held for sale and the related revenue and expenses associated with the asset were de-minimus. There have been no subsequent changes to fair value as of June 30, 2025 and the date of this report. This divestiture does not represent a strategic shift that will have a major effect on our consolidated results of operations and therefore is not being reported as discontinued operations.

The Xepi® license intangible asset was recorded at acquisition date fair value of $4.6 million and was amortized on a straight-line basis over the useful life of 11 years.

9. Advance from Stockholders

On June 27, 2025, the Company entered the Purchase Agreement with certain accredited investors to issue and sell, in a private placement up to 11,000 shares of Series C Preferred Stock at a price of $1,000 per share for an aggregate offering price of $11.0 million. The first tranche closed on July 1, 2025, providing gross proceeds of $8.5 million, before deducting estimated offering expenses payable by the Company. The second tranche is expected to close after the Company enters into definitive documentation to consummate the Strategic Transaction, which is expected to occur on or before September 30, 2025. The gross proceeds from the second tranche are expected to be $2.5 million, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds to fund the Company’s continued operations and satisfy certain financial obligations to Biofrontera AG which originated from the LSA and survived under the terms of the Strategic Transaction. See Note 1. Organization and Business Overview for additional information.

At June 30, 2025, the proceeds of $8.5 million received for the Series C Preferred Stock were recorded as an advance from stockholders, as the stock was not issued until July 1, 2025. See Note 13. Stockholders’ Equity, for additional details.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Employee compensation and benefits	2,412	2,428
Professional fees	1,976	632
Research and development	735	542
Other	683	671
Total	$5,806	$4,273

11. Debt

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

The Notes provide for customary events of default and contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of Common Stock beneficially owned by the holder would exceed 9.99% immediately after conversion. There were no events of default at June 30, 2025.

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

During the three and six months ended June 30, 2025 the Company recognized interest expense of approximately $0.1 million and $0.2 million, respectively, and minimal discount amortization. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Notes was $4.3 million and $4.1 million, respectively, which is shown net of the remaining unamortized issuance cost of $0.1 million.

12. Related Party Transactions

We consider Biofrontera AG and its consolidated subsidiaries to be a related party, as we rely on the Biofrontera Group as the sole supplier of Ameluz® and the RhodoLED® Lamps.

Strategic Transaction with Biofrontera Group

On June 30, 2025, the Company signed a binding Term Sheet with the Biofrontera Group pursuant to which the Company will acquire all rights in the United States to Ameluz® and RhodoLED®. In connection with the Strategic Transaction, additional agreements are to be executed, and the transfer of the U.S. Rights is expected to be completed by September 30, 2025. Under the Term Sheet, and continuing once the U.S. Rights are transferred, the Company will pay a royalty of 12% (and 15% in years where Ameluz® revenue in the United States exceeds $65.0 million). The royalty will replace the transfer pricing model under the Company’s Second A&R Ameluz LSA effective as of February 13, 2024 by and among the Company, and the Biofrontera Group.

In exchange for the U.S. Rights, in addition to the aforementioned royalty and an agreement to transfer all costs associated with the U.S. business, the Biofrontera Group will receive 3,019 shares of Series D Convertible Preferred Stock, par value $0.001 per share, which represents a 10% post-money equity stake in the Company. See Note 18. Subsequent Events for additional information.

Pursuant to the Series D Certificate of Designation each share of Series D Convertible Preferred Stock is, subject to certain limitations specified in the Series D Certification of Designation, convertible at the option of the holders thereof into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and has voting rights on an as-converted basis. There were no shares of Series D Convertible Preferred Stock issued, purchases of inventory or sales of inventory under the new terms of the Strategic Transaction as of June 30, 2025. See Note 18. Subsequent Events for additional information.

As a condition precedent to the Strategic Transaction, the Company paid $3.1 million for the settlement of costs which included the payment of all outstanding invoices due to the Biofrontera Group under the current Second A&R Ameluz LSA as of June 16, 2025, payment of outstanding invoices due to component suppliers for the Lamps as of such date, and payments for RhodoLED® lamps and the production cost of two batches of Ameluz produced prior to June 30, 2025 (which were delivered during the first week of July 2025). As of June 30, 2025, the Company accrued approximately $0.4 million of expenses related to the Strategic Transaction, primarily for legal expenses and some salaries and wages, which were recorded in accounts payable, related parties net of applicable accounts receivable in the condensed consolidated balance sheets. As of June 30, 2025, the Company also recorded $1.0 million in other assets, related party for prepaid amounts for inventory-related purchases in accordance with the Strategic Transaction.

License and Supply Agreement

Under the Second A&R Ameluz LSA (applicable for any tubes purchased through May 31, 2025), the Company had an exclusive, non-transferable license to market and sell its licensed products, Ameluz® and RhodoLED® Lamps, in the United States and was required to purchase the licensed products exclusively from Biofrontera Pharma, pursuant to which the price paid per unit was based on certain percentages of the anticipated net selling price (the “Transfer Price”) that covered the cost of goods, royalties on sales, and services, including all regulatory efforts, agency fees, pharmacovigilance, and patent administration, as follows:

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

The Second A&R Ameluz LSA also provided for the transfer of responsibilities for clinical trials relating to Ameluz® in the US on June 1, 2024, including the Company assuming related contracts and transferring key personnel from the Ameluz Licensor to the Company.

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

There were no purchases of the licensed products for the three months ended June 30, 2025. Purchases of the licensed products (inclusive of estimated and actual purchase price adjustments) were $0 and $3.0 million during the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.1 million during the three and six months ended June 30, 2024, respectively. These purchases were recorded in inventories in the condensed consolidated balance sheets, and, when sold, in cost of revenues, related party in the consolidated statements of operations. Amounts due and payable to Biofrontera Pharma as of June 30, 2025 and December 31, 2024 were $0.4 million and $5.3 million, respectively, and were recorded in accounts payable, related parties net of applicable accounts receivable in the condensed consolidated balance sheets.

Transactions with Biofrontera Bioscience

Total expenses paid to Biofrontera Bioscience for clinical trial costs as well as rent expense for the three and six months ended June 30, 2025 were $0.1 million and $0.2 million, respectively. There were no amounts due from or payable to Biofrontera Bioscience as of June 30, 2025.

Other

Effective as of the date of the Strategic Transaction and for the following three years, as long as Biofrontera AG holds any shares of Series D Convertible Preferred Stock (or shares of Common Stock that were converted from Series D Convertible Preferred Stock), Biofrontera AG shall have the right to appoint (i) if the board consists of seven or fewer members, one individual to the Company’s board of directors ; or (ii) if the board consists of eight or more directors the right to appoint two individuals  . No appointments have been made through the filing date.

13. Stockholders’ Equity

Under the Company’s Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation (“Certificate”), filed June 16, 2025, the Company is authorized to issue 70,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”).

Common Stock:

The holders of Common Stock are entitled to one vote for each share held. Holders of Common Stock are not entitled to receive dividends, unless declared by the Company’s board of directors (“Board”). The Company has not declared dividends since inception. In the event of liquidation of the Company, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The outstanding shares of Common Stock are fully paid and non-assessable. As of June 30, 2025, there were 10,138,567 shares of Common Stock outstanding.

As of June 30, 2025 we had outstanding warrants to purchase an aggregate of 2,269,356 shares of Common Stock with an exercise price range of $3.55 to $100.00 per share. These warrants have expiration dates ranging from November 2026 to November 2028. A summary of the warrants outstanding as of June 30, 2025 is presented below.

Warrants	Number of Shares	Exercise Price	Expiration Date
Liability classified (See Note 3. Fair Value Measurements)	2,192,736	$3.55	11/02/2028
Equity classified	76,620	100.00	11/02/2026

Series B Preferred Stock:

On February 19, 2024, the Company entered into a securities purchase agreement (the “Preferred Purchase Agreement”), with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), (i) 6,586 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) warrants to purchase 8,000 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) for an aggregate offering price of $8.0 million (the “2024 Preferred Warrants”). The conversion price of Series B-1 Preferred Stock and Series B-3 Preferred Stock is $0.7074 per share of Common Stock, such that each Series B share is convertible into 1,413 shares of the Common Stock. All of the 2024 Preferred Warrants were exercised for Series B-3 Preferred Stock during the second quarter of 2024. As of June 30, 2025, there were 2,641 shares of Series B-2 Preferred Stock and 6,593 shares of Series B-3 Preferred Stock issued and outstanding (convertible into 13,047,642 shares of Common Stock). Pursuant to the Preferred Purchase Agreement, the Company may be compelled to appoint two independent directors designated by Rosalind Advisors, Inc. to the Company’s Board. No such appointment has been made as of June 30, 2025. See rights and preferences of the Series B Preferred Stock as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024.

Series C Preferred Stock

In connection with entering into the Purchase Agreement, on June 30, 2025, the Company filed the Series C Certificate of Designation with the Delaware Secretary of State designating 11,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock, each with a stated value of $1,000 per share. The Series C Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series C Preferred Stock.

There were no shares of Series C Preferred Stock issued and outstanding as of June 30, 2025.

Series D Preferred Stock

In connection with the Strategic Transaction, on June 30, 2025, the Company filed the Series D Certificate of Designation with the Delaware Secretary of State designating 3,019 shares of its authorized and unissued preferred stock as Series D Preferred Stock (the “Series D Preferred Stock”), each with a stated value of $1,000 per share. The Series D Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series D Preferred Stock.

There were no shares of Series D Preferred Stock issued and outstanding as of June 30, 2025.

Convertible Debt

On November 22, 2024, the Company issued $4.2 million in an aggregate principal amount of the Notes. The Notes allow for up to 5,384,615 shares of Common Stock to be issued upon conversion for principal plus additional shares for PIK interest. See Note 11. Debt - Convertible Notes Payable, for additional details.

14. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, the Board adopted, and our stockholders approved, the 2021 Omnibus Incentive Plan (“2021 Plan”), under which the maximum contractual term is 10 years for stock options issued. On June 12, 2024, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares authorized for issuance by 3,483,010 shares, from 266,990 shares to 3,750,000 shares. As of June 30, 2025, there were 1,983,641 shares available for future awards under the amended 2021 Plan.

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

The fair value of each option is estimated on the date of the grant using the BSM option pricing model. There were no equity grants during the three and six months ended June 30, 2025.

Share-based compensation expense related to stock options of approximately $0.1 million and $0.3 million was recorded in selling, general and administrative expenses, with a negligible amount recorded as research and development on the accompanying consolidated statement of operations, for the three and six months ended June 30, 2025, respectively. Share-based compensation expense related to stock options of $0.2 million and $0.3 million was recorded in selling, general and administrative expenses, with a negligible amount recorded as research and development, for the three and six months ended June 30, 2024, respectively.

Options outstanding and exercisable under the employee share option plan as of June 30, 2025, and a summary of option activity during the six months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2024	1,358,718	3.88	9.36	5
Granted	-
Exercised	-
Canceled or forfeited	(68,039)	2.51
Outstanding at June 30, 2025	1,290,679	3.95	8.93	-
Exercisable at June 30, 2025	134,057	25.32	8.00	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that were in the money at June 30, 2025 and December 31, 2024.

As of June 30, 2025, there was $0.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.02 years.

Share-Based Compensation (RSUs)

Restricted Stock Units (“RSUs”) will vest annually over two years, subject to the recipient’s continued service with the Company through the applicable vesting dates. The fair value of each RSU is determined based on the closing market price of the Company’s Common Stock on the grant date.

Share-based compensation expense for the RSUs was $0.1 million for both the three and six months ended June 30, 2025, and was negligible and $0.1 million for the three and six months ended June 30, 2024, respectively, and was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2025, there was $0.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a period of approximately 1.03 years.

The following table summarizes the activity for RSUs during the six months ended June 30, 2025:

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	450,000		$1.06
Awarded	-		-
Vested	-		-
Canceled or forfeited	-		-
Outstanding at June 30, 2025	450,000	0.53	$1.06

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(5,324)	$(257)	$(9,527)	$(10,694)
Weighted average common shares outstanding, basic and diluted	9,351,557	5,091,353	9,108,091	4,357,474
Net loss per share, basic and diluted	$(0.57)	$(0.05)	$(1.05)	$(2.45)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

June 30,	2025	2024
Common stock warrants	2,269,356	2,269,356
Common stock options and RSUs	1,740,679	87,532
Unit Purchase Options	20,182	20,182
Shares related to Series B-2 convertible preferred stock	3,731,733	6,793,893
Shares related to Series B-3 convertible preferred stock	9,315,909	11,306,191
Convertible Notes	5,716,926	-
Total	22,794,785	20,477,154

Common Stock warrants include the 2022 Purchase Warrants, 2023 Purchase Warrants, 2022 Inducement Warrants and warrants issued in the Company’s initial public offering.

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

The Company has also entered into a master lease agreement for its vehicles. After an initial non-cancelable twelve-month period, each vehicle is leased on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through August 2028.

Future lease payments under non-cancellable leases as of June 30, 2025 were as follows (in thousands):

Years ending December 31,	Future lease commitments
Remainder of 2025	$338
2026	277
2027	75
2028	20
Thereafter	-
Total future minimum lease payments	$710
Less imputed interest	(44)
Total lease liability	$666

Reported as:
Operating lease liability, current	$443
Operating lease liability, non-current	223
Total	$666

Second A&R Ameluz LSA and Term Sheet Sales Commitments

The Second A&R Ameluz LSA, as amended by the Term Sheet, shall be terminated, replaced, or amended (to the extent necessary) in connection with the Strategic Transaction.

As it currently stands, the Second A&R Ameluz LSA, is to remain in effect for 15 years from its effective date and shall renew automatically for a period of five years, in perpetuity, so long as we have earned revenues from Ameluz product and lamps equal to or greater than $150 million over the preceding five years. If we fail to earn $150 million in revenues from Ameluz® and the RhodoLED® Lamps over the preceding five (5) year period prior to the Second A&R Ameluz LSA’s termination date, Biofrontera Pharma has the right to terminate the Second A&R Ameluz LSA by providing one (1) year written notice.

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

As agreed to in connection with the Strategic Transaction and pursuant to the Term Sheet, until the earlier to occur of (i) the total cumulative Royalty paid to Sellers from June 1, 2025 to May 31, 2031 exceeds $50 million, or (ii) the expiration of patent protection on the Products allows for generic competition with the Products in the United States (collectively, the “Minimum Royalty Term”), we are subject to a minimum annual Ameluz sales volume of 80,000 tubes. If such minimum annual volume is not met during the Minimum Royalty Term and the Company does not otherwise pay minimum annual royalties of 12% of the net revenues of 80,000 tubes of Ameluz, the Biofrontera Group shall be entitled to minimum annual royalties of 12% of the net revenues of 80,000 tubes of Ameluz plus annual interest of 4%. Except in the case of certain limited exceptions, our failure to achieve this sales volume during this timeframe for two consecutive years will constitute a termination event, unless waived by the Ameluz Licensor.

Ameluz Minimum Research and Development Costs

As it currently stands, the Second A&R Ameluz LSA provides that, during the years 2025 through 2030, we will be required to fund minimum R&D costs in an amount that is at least 85% of the difference between (i) the Transfer Price for product, effective February 13, 2024 and (ii) the Transfer Price for product as it would have been determined under the previous version of the license and supply agreement with the Ameluz Licensor, dated October 8, 2021. If we fail to meet the minimum requirement, the difference shall be paid to Biofrontera Pharma on February 15, 2031, in either cash or our Common Stock, at our discretion. It is anticipated that this requirement to fund minimum R&D costs will no longer apply once the Second A&R Ameluz LSA is terminated, replaced, or amended (to the extent necessary) in connection with the Strategic Transaction.

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three and six months ended June 30, 2025 or 2024.

Milestone payments with Ferrer Internacional S.A.

Under the license and supply agreement (as amended, the “Xepi LSA”) with Ferrer Internacional S.A. (“Ferrer”), we are obligated to make payments to Ferrer upon the occurrence of certain milestones. Specifically, we must pay Ferrer (i) $2,000,000 upon the first occasion when annual net sales of Xepi® under the Xepi LSA exceed $25,000,000, and (ii) $4,000,000 upon the first occasion annual net sales of Xepi® under the Xepi LSA exceed $50,000,000. No payments or accruals for such payments were made during the three and six months ended June 30, 2025 or 2024 related to Xepi® milestones.

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

Separately, on June 26, 2024 and June 27, 2024, Sun filed two complaints against Biofrontera, Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience with the United States District Court for the District of Massachusetts and the International Trade Commission (“ITC”), both alleging infringement of two patents held by Sun (the “Sun Patents”). The complaint filed in the United States District Court for the District of Massachusetts has been held in abeyance pending the completion of the case before the ITC. A hearing was held in front of an administrative law judge between June 30, 2025 and July 3, 2025. The ITC’s Initial Determination is expected by October 1, 2025 and a Final Determination is expected by February 2, 2026.

The Company denies Sun’s patent claims and intends to defend them vigorously in the above-referenced matters. In addition, Biofrontera has challenged the validity of the Sun Patents by filing separate petitions for inter partes review at the United States Patent Trial and Appeal Board (“PTAB”) for each of the Sun Patents. One such petition was instituted by the PTAB on February 24, 2025, while the PTAB issued a discretionary denial of the other petition on July 2, 2025.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues, net	$9,030	$7,839	$17,617	$15,750

Operating expenses:
Cost of revenues	2,642	4,342	5,910	8,459
Direct sales	1,774	2,185	3,576	4,308
Sales support	2,100	2,102	4,196	4,646
General and administrative	6,464	3,285	11,011	7,444
Research and development	870	621	2,077	637
Other operating expenses	259	375	476	794
Total operating expenses	14,109	12,910	27,246	26,288
Loss from operations	(5,079)	(5,071)	(9,629)	(10,538)
Other income (expense), net	(224)	4,834	121	(135)
Loss before income taxes	(5,303)	(237)	(9,508)	(10,673)
Income tax expense	21	20	19	21
Net loss	$(5,324)	$(257)	$(9,527)	$(10,694)

18. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of June 30, 2025 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, and determined that the following material subsequent events required disclosure.

Series C Preferred Stock

On July 1, 2025, pursuant to Purchase Agreement, the Company issued 8,500 Shares of Series C Preferred Stock, par value $0.001 per share, each at a price of $1,000 per Series C Preferred. The Series C Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series C Preferred Stock. See Note 1. Organization and Business Overview and Note 13. Stockholders’ Equity for additional information.

Strategic Transaction

The Company signed a binding Term Sheet with its former parent company pursuant to which the Company will acquire all the U.S. Rights to Ameluz® and RhodoLED® . In connection with the Strategic Transaction, additional agreements are to be executed, and the transfer of the U.S. Rights is expected to be completed by September 30, 2025. In exchange for the U.S. Rights, on July 2, 2025, the Company issued 3,019 shares of Series D Preferred Stock, par value $0.001 per share, each at a price of $1,000 per Series D Preferred. Pursuant  to the terms of the Term Sheet, for a period of twelve months following the date of issuance of the Series D Preferred Stock, the Company shall not issue any additional equity securities or any debt convertible into equity. The Series D Certificate of Designation sets forth the rights, preferences and limitations of the shares of Series D Preferred Stock. See Note 1. Organization and Business Overview and Note 12. Related Party Transactions for additional information.

Office Lease

On July 30, 2025, the Company entered into a new lease for office space in Woburn, MA in place of the current office lease which terminates November 2025. The term of the new lease shall commence upon substantial completion of tenant improvements, but no later than December 1, 2025. The term of the lease is 63 months from the commencement date. The monthly lease payments are initially $19,479, with annual rent increases culminating in monthly lease payments of $29,402.

Appointment of Chief Commercial Officer

The Company has entered into an employment agreement with George Jones to serve as the Chief Commercial Officer, starting on August 25, 2025. Mr. Jones is an experienced commercial executive with more than 25 years of commercial leadership experience in the pharmaceutical and biotech sectors. Prior to joining the Company, Mr. Jones recently served as Chief Operating Officer at UpScriptHealth since 2021. Prior to UpScriptHealth, Mr. Jones held senior commercial roles at Currax Pharmaceuticals since 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first and second quarters of 2025 compare with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.” References to “Licensors” refer collectively to Biofrontera Pharma, Biofrontera Bioscience and Ferrer. References to “Ameluz Licensor” refer collectively to Biofrontera Pharma and Biofrontera Bioscience.

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

We are currently selling Ameluz® in the United States under an exclusive license and supply agreement, the Second Amended and Restated License and Supply Agreement, effective as of February 13, 2024 with the Ameluz Licensor (the “Second A&R Ameluz LSA”). The Second A&R Ameluz LSA reduced the price we pay per unit, based on certain percentages of the anticipated net selling price (“Transfer Price”) of Ameluz® from 50% to 25% which covers the cost of goods, royalties on sales, and services including all regulatory efforts, agency fees, pharmacovigilance and patent administration for all purchases in 2024 and 2025. Starting on January 1, 2026, until 2032 there will be stepwise increases in the Transfer Price from 25% to 35% for sales related to actinic keratosis and, if approved by the FDA, basal cell carcinoma and squamous cell carcinoma. The Transfer Price for sales related to acne, another indication currently in development, will remain at 25% indefinitely.

Effective June 1, 2024, we assumed control of all clinical trials relating to Ameluz® in the United States, allowing for more effective cost management and direct oversight of trial efficiency. Our research and development (“R&D”) program is focused on label expansion for Ameluz® as well as supporting PDT growth by improving the capabilities of our RhodoLED® Lamps to better fulfill the needs of dermatologists. The reduced Transfer Price is expected to allow the Company to finance such R&D activities and continue our commercial growth trajectory.

In the third quarter of 2024, the Company reached the decision to divest its Xepi product line and the related intangible asset is currently held for sale. Xepi® (ozenoxacin cream, 1%), is a topical non-fluorinated quinolone that inhibits bacterial growth. Currently, no antibiotic resistance against Xepi® is known and it has been specifically approved by the FDA for the treatment of impetigo, a common skin infection, due to Staphylococcus aureus or Streptococcus pyogenes. Our exclusive license and supply agreement with Ferrer Internacional S.A. (“Ferrer”) enables us to market and sell this product in the United Sates. However, the Company has not had sales of Xepi since 2023 due to third-party manufacturing delays that have impacted our commercialization of the product. Ferrer is now in the process of qualifying a new contract manufacturer. If the new contract manufacturer is qualified, we believe that it will be able to supply enough of the Xepi® product line to meet market demand for as long as we maintain it. Nevertheless, the Company is working with a potential purchaser and expects to complete a sale of the asset within the next three months. The related intangible asset is presented as held for sale under current assets in the consolidated balance sheets. See Note 8. Asset Held for Sale, for additional information.

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

Recent Key Developments

Compliance with Nasdaq Listing Standards

On May 8, 2025, the Company received a letter from Nasdaq notifying the Company that the listing of the Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the closing bid price of the Common Stock was less than $1.00 per share for the previous 33 consecutive business days.

The notice has no present impact on the listing or trading of the Company’s securities on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 5, 2025, to regain compliance with the rule referred to in this paragraph. To regain compliance, during this 180-day compliance period, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.

In the event that the Company does not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period ending on November 5, 2025, the Company may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii) by meeting the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and providing written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Should the Nasdaq staff conclude that the Company will not be able to cure the deficiency, or if the Company does not meet other listing standards, Nasdaq could provide notice that the Company’s securities will be subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

The Company intends to actively monitor the closing bid price of its common stock and, as appropriate, will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules. There can be no assurance that the Company will be able to regain compliance with Rule 5550(a)(2) or maintain compliance with the other listing requirements of the Nasdaq Capital Market.

On May 21, 2025, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2025 was $0.5 million, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million. Additionally, as of the date of the Notice or as of June 30, 2025, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Marketplace Rule 5550(b).

The Notice has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Nasdaq Listing Rule 5550(b)(1) to Nasdaq and on July 24, 2025 was granted an extension of time to regain compliance with this rule on or before October 10, 2025.

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

Strategic Transaction with Biofrontera AG

On June 30, 2025, the Company signed a binding agreement (the “Term Sheet”) with its former parent company Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience (together, the “Biofrontera Group”) pursuant to which the Company will acquire all rights in the United States (the “U.S. Rights”) to Ameluz® and RhodoLED® (the “Strategic Transaction”). In connection with the Strategic Transaction, additional agreements are to be executed, and the transfer of the U.S. Rights is expected to be completed by September 30, 2025. Under the Term Sheet, and continuing once the U.S. Rights are transferred, the Company will pay a royalty of 12% (and 15% in years where Ameluz® revenue in the United States exceeds $65.0 million). The royalty will replace the transfer pricing model under the Company’s Second A&R Ameluz LSA effective as of February 13, 2024 by and among the Company, and the Biofrontera Group. See Note 12. Related Party Transactions for additional information.

In exchange for the U.S. Rights, in addition to the aforementioned royalty and an agreement to transfer all costs associated with the U.S. business, Biofrontera AG will receive 3,019 shares of Series D Convertible Preferred Stock, par value $0.001 per share. See Note 12. Related Party Transactions, Note 18. Commitments and Contingencies and Note 20. Subsequent Events for additional information.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (the “Series D Certificate of Designation”), each share of Series D Convertible Preferred Stock is, subject to certain limitations specified in the Series D Certification of Designation, immediately convertible at the option of the holders thereof into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and has voting rights on an as-converted basis. There were no shares of Series D Convertible Preferred Stock issued as of June 30, 2025. See Note 18. Subsequent Events for additional information.

Private Placement of Series C Preferred Stock

On June 27, 2025, as a condition to the Strategic Transaction, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors to issue and sell, in a private placement, up to 11,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a price of $1,000 per share for an aggregate offering price of $11.0 million. The Series C Preferred Stock offering consisted of two tranches with the first tranche closing on July 1, 2025. Gross proceeds of $8.5 million from the first tranche were received on June 30, 2025, in advance of the first tranche closing (before deducting estimated offering expenses payable by the Company). The second tranche is expected to close after the Company enters into definitive documentation to consummate the Strategic Transaction, which is expected to occur on or before September 30, 2025. The gross proceeds from the second tranche are expected to be $2.5 million, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Series C Preferred Stock offering to fund the acquisition and transfer costs associated with the Strategic Transaction and other general corporate purposes. See Note 9. Advance from Stockholders for additional information.

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

Key factor affecting our performance

Our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period due to seasonality.

Traditional photodynamic therapy treatments using a lamp are performed more frequently during the winter, as a result our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

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

Results of Operations

Comparison of the Three Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30:

(in thousands)	2025	2024	Change

Product revenues, net	$9,030	$7,831	$1,199
Related party revenues	-	8	(8)
Revenues, net	$9,030	$7,839	$1,191

Operating expenses:
Cost of revenues, related party	2,380	4,092	(1,712)
Cost of revenues, other	262	250	12
Selling, general and administrative	10,528	7,915	2,613
Selling, general and administrative, related party	69	32	37
Research and development	870	621	249
Total operating expenses	14,109	12,910	1,199
Loss from operations	(5,079)	(5,071)	(8)
Change in fair value of warrant liabilities	153	5,438	(5,285)
Change in fair value of investment, related party	2	(14)	16
Interest expense, net	(115)	(596)	481
Other income, net	(264)	6	(270)
Total other expense	(224)	4,834	(5,058)
Loss before income taxes	(5,303)	(237)	(5,066)
Income tax expenses	21	20	1
Net loss	$(5,324)	$(257)	$(5,067)

Product Revenue, net

Net product revenue for the three months ended June 30, 2025 increased by $1.2 million, or 15.3% as compared to the three months ended June 30, 2024. This increase was driven by both a 5% higher unit sale price and 9.5% increase in sales volume of Ameluz® in the second quarter of 2025. The higher sales volume of Ameluz® was due to improvements in direct sales team efficiency.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended June 30, 2025 decreased by $1.7 million, or 41.8% as compared to the three months ended June 30, 2024. This was primarily due to the reduced cost structure under the Second A&R Ameluz LSA. See Note 12. Related Party Transactions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 increased by $2.6 million, or 33.0% as compared to the three months ended June 30, 2024. The increase was primarily driven by a $3.4 million increase in legal costs due to patent claims, which was partially offset by $0.5 million in personnel savings within both the direct sales team and general and administrative staff due to headcount fluctuation, and $0.3 million decrease in miscellaneous general and administrative expenses.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2025 increased by $0.2 million as compared to the three months ended June 30, 2024. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024, allowing for more effective cost management and direct oversight of trial efficiency. The following table summarizes our R&D expenses by indication:

	Three Months Ended June 30,
	2025	2024
Superficial basal cell carcinoma	$279	$108
Actinic keratosis	90	133
Moderate to severe acne	91	93
Personnel-related costs	402	254
Other research and development	8	33
	$870	$621

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $0.2 million for the three months ended June 30, 2025, as compared to $5.4 million for the three months ended June 30, 2024. The change in fair value of warrant liabilities was driven primarily by a mix of a decreased population of outstanding warrant liabilities due to exercise of warrants for preferred shares in May 2024 (of the 2024 change, $4.3 million was attributable to the warrants for preferred stock), coupled with a drop in the underlying value of the Company’s Common Stock during the second quarter of 2025 as compared to the second quarter of 2024.

Interest expense, net

Interest expense decreased by $0.5 million due to the lower interest rate applicable to the outstanding convertible notes of $4.2 million issued by the Company in November 2024, as compared to the interest rate applicable to the Company’s $4.0 million term loan that matured on July 5, 2024.

Comparison of the Six Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30:

(in thousands)	2025	2024	Change

Product revenues, net	$17,617	$15,732	$1,885
Related party revenues	-	18	(18)
Revenues, net	$17,617	$15,750	$1,867

Operating expenses:
Cost of revenues, related party	5,455	8,038	(2,583)
Cost of revenues, other	455	421	34
Selling, general and administrative	19,183	17,163	2,020
Selling, general and administrative, related party	76	29	47
Research and development	2,077	637	1,440
Total operating expenses	27,246	26,288	958
Loss from operations	(9,629)	(10,538)	909
Change in fair value of warrant liabilities	702	2,009	(1,307)
Change in fair value of investment, related party	2	(11)	13
Loss on debt extinguishment	-	(316)	316
Interest expense, net	(220)	(2,003)	1,783
Other income (expense), net	(363)	186	(549)
Total other income (expense)	121	(135)	256
Loss before income taxes	(9,508)	(10,673)	1,165
Income tax expenses	19	21	(2)
Net loss	$(9,527)	$(10,694)	$1,167

Product Revenues, Net

Net product revenue for the six months ended June 30, 2025 increased by $1.9 million, or 12.0% as compared to the six months ended June 30, 2024. This increase was driven by a higher unit sales price contributing $0.6 million and increased sales volume of Ameluz® contributing $1.0 million, as well as a $0.3 million increase in sales of the RhodoLED® Lamps. The higher sales volume of Ameluz® was due to improvements in direct sales team efficiency.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the six months ended June 30, 2025 decreased by $2.6 million, or 32.1% as compared to the six months ended June 30, 2024. This was driven by the reduced cost structure under the Second A&R Ameluz LSA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 increased by $2.0 million, or 11.8% as compared to the six months ended June 30, 2024. The increase was primarily attributable to a $4.4 million increase in legal expenses driven by patent claim related legal costs. The increased legal expenses were partially offset by savings in personnel expenses of $0.9 million due to headcount fluctuations in our direct sales and administrative teams, as well as a decrease of $0.5 million in expenses relating to sales support functions and a decrease of $0.4 million in issuance costs.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2025 increased by $1.4 million as compared to the six months ended June 30, 2024. The increase was attributable to our assumption of all clinical trial activities for Ameluz® in the United States effective June 1, 2024. The following table summarizes our research and development expenses by indication:

	Six Months Ended June 30,
	2025	2024
Superficial basal cell carcinoma	$832	$108
Actinic keratosis	232	133
Moderate to severe acne	218	93
Personnel-related costs	781	254
Other research and development	14	49
	$2,077	$637

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was $0.7 million for the six months ended June 30, 2025, as compared to $2.0 million for the six months ended June 30, 2024. The change in fair value of warrant liabilities was driven by a decrease in the underlying value of the Company’s Common Stock for each of the six months ended June 30, 2025 and June 30, 2024.

Interest expense, net

Interest expense decreased by $1.8 million due to the decrease in the interest rate applicable to the outstanding convertible notes of $4.2 million issued in November of 2024, compared to the $4.0 million term loan that matured on July 5, 2024 .

Net Loss to Adjusted EBITDA Reconciliation for the Three and Six Months Ended June 30, 2025 and 2024

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

Loss on debt extinguishment: Effective as of January 4, 2024, we voluntarily terminated the Loan and Security Agreement with Midcap Business Credit LLC and recognized a $0.3 million loss on debt extinguishment upon the early termination of the loan. We exclude the impact of this loss as it is attributed to the prepayment fee, which is considered non-recurring, and the write-off of deferred financing costs, which is considered non-cash.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(5,324)	$(257)	$(9,527)	$(10,694)
Interest expense, net	115	596	220	2,003
Income tax expenses	21	20	19	21
Depreciation and amortization	22	130	46	258
EBITDA	(5,166)	489	(9,242)	(8,412)
Loss on debt extinguishment	-	-	-	316
Change in fair value of warrant liabilities	(153)	(5,438)	(702)	(2,009)
Change in fair value of investment, related party	(2)	14	(2)	11
Stock based compensation	187	204	426	432
Expensed issuance costs	-	-	-	354
Adjusted EBITDA	$(5,135)	$(4,731)	$(9,520)	$(9,308)
Adjusted EBITDA margin	-56.9%	-60.3%	-54.0%	-59.1%

Adjusted EBITDA

Adjusted EBITDA decreased $0.4 million  from ($4.7) million for the three months ended June 30, 2024 to ($5.1) million for the three months ended June 30, 2025. This is the result of the increases in selling, general and administrative expenses and research and development expenses, which were partially offset by the increase in gross profit.

Adjusted EBITDA for the six months ended June 30, 2025 decreased $0.2  million from ($9.3) million for the six months ended June 30, 2024 to ($9.5) million for the six months ended June 30, 2025. This decrease is mainly due to the increase in legal expense, partially offset by savings in other selling, general and administrative expenses and the increase in gross profit, including the sales revenue increase of $1.9 million and cost of revenue decrease of $2.6 million.

Liquidity and Capital Resources

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $7.2 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively. The Company had an accumulated deficit as of June 30, 2025 of $126.9 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products, and cash flows from financing transactions, including $8.5 million received in a private placement of Series C Preferred Stock, with a second tranche to be received on or before September 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $7.2 million, compared to $5.9 million as of December 31, 2024. However, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this report.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, utilizing external financing options, including a short-term line of credit, as well as finalizing the sale of its Xepi product line within the next one to three months. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, or close the Xepi disposition as intended. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs, which could have a material adverse effect on the Company and its financial statements.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,162)	$(8,045)
Net cash provided by (used) in investing activities	(4)	(2)
Net cash provided by financing activities	8,500	11,083
Net increase (decrease) in cash and restricted cash	$1,334	$3,036

Operating Activities

During the six months ended June 30, 2025, operating activities used $7.2 million of cash, primarily resulting from our loss from operations of $9.5 million, adjusted for non-cash expense of stock-based compensation of $0.4 million, depreciation and amortization in the aggregate of $0.4 million, non-cash interest expense of $0.2 million, and net cash used by changes in our operating assets and liabilities of $2.0 million, partially offset by the change in fair value of warrant liabilities of $0.7 million.

During the six months ended June 30, 2024, operating activities used $8.0 million of cash, primarily resulting from our loss from operations of $10.7 million, adjusted for non-cash expense of stock-based compensation of $0.4 million, non-cash interest expense of $0.2 million, loss on debt extinguishment of $0.3 million, depreciation and amortization in the aggregate of $0.6 million, and net cash used by changes in our operating assets and liabilities of $3.0 million, partially offset by the change in fair value of warrant liabilities of $2.0 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities consisted of negligible fixed asset purchases.

During the six months ended June 30, 2024, net cash used in investing activities consisted of $0.1 million of capitalized software and computer purchases, which were partially offset by the proceeds from the sales of equity investments.

Financing Activities

During the six months ended June 30, 2025, net cash from financing activities consisted of an advance from certain stockholders in accordance with a securities purchase agreement dated June 27, 2025, for the issuance of Series C Preferred Stock, which was not issued until July 1, 2025. On July 1, 2025, upon issuance of the Series C Preferred Stock, the advance from stockholders was settled and reclassed to mezzanine equity. See Note 13. Stockholders’ Equity, for additional details.

During the six months ended June 30, 2024, net cash from financing activities consisted of proceeds of $7.7 million, net of capitalized issuance costs, from the issuance of preferred stock and warrants, and $7.4 million from the exercise of warrants for preferred stock, partially offset by repayments of $3.7 million on our short-term loan, repayments of $0.2 million on our line of credit and prepayment fees of $0.2 million to extinguish our line of credit. See Note 11 Debt.

Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles of U.S. GAAP. The preparation of the financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions by management that affect the value of assets and liabilities, as well as contingent assets and liabilities, as reported on the balance sheet date, and revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of a degree of judgment are appropriate relate to contingent consideration, fair value measurements, valuation of intangible assets and impairment assessment, and stock compensation. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in our Form 10-K.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the six months ended June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 16. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

3.2	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

3.3*	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc., filed June 16, 2025

10.1	Form of Securities Purchase Agreement, dated June 27, 2025, by and among Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

10.2	Form of Agreement, dated June 30, 2025, by and among Biofrontera Inc. and Biofrontera AG (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 16, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: August 13, 2025	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ E. Fred Leffler III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

