Form 10-Q
period 2026-03-31
Biofrontera Inc.
filed 2026-05-14
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40943

Biofrontera Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3765675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

660 Main Street, 1st Floor, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2026 there were 12,803,344 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,317	$6,392
Investment, related party	9	9
Accounts receivable, net	3,879	7,291
Inventories	1,231	1,426
Prepaid expenses and other current assets	1,062	2,279
Other assets, related party	661	686

Total current assets	13,159	18,083

Inventories, long term	3,591	3,729
Property and equipment, net	2,175	2,158
Operating lease right-of-use assets	2,895	1,584
Intangible assets, net	2,609	2,650
Other assets	358	360

Total assets	$24,787	$28,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,634	1,855
Accounts payable, related parties, net	1,315	4,811
Operating lease liabilities	506	332
Accrued expenses and other current liabilities	5,468	4,897

Total current liabilities	10,923	11,895

Long-term liabilities:
Convertible notes payable, net	4,719	4,589
Warrant liabilities	570	351
Operating lease liabilities, non-current	2,499	1,240
Other liabilities	6	9

Total liabilities	18,717	18,084

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value, 20,000,000 shares authorized, no Series B-1; 2,050 Series B-2; 6,593 Series B-3; 10,719 Series C and 3,019 Series D shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 11,873,323 and 11,648,323 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	138,755	138,413
Accumulated deficit	(132,697)	(127,945)

Total stockholders’ equity	6,070	10,480

Total liabilities and stockholders’ equity	$24,787	$28,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Product revenues, net	$10,084	$8,588

Operating expenses
Cost of revenues, related party	1,831	3,075
Cost of revenues, other	285	193
Selling, general and administrative	10,994	8,653
Selling, general and administrative, related party	2	7
Patent remediation expense	392	-
Research and development	900	1,207

Total operating expenses	14,404	13,135

Loss from operations	(4,320)	(4,547)

Other income (expense)
Change in fair value of warrant liabilities	(219)	548
Interest expense, net	(125)	(106)
Other expense, net	(88)	(99)

Total other income (expense)	(432)	343

Loss before income taxes	(4,752)	(4,204)
Income tax benefit	-	(1)

Net loss	$(4,752)	$(4,203)

Loss per common share:
Basic and diluted	$(0.41)	$(0.47)

Weighted-average common shares outstanding:
Basic and diluted	11,683,323	8,873,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

Three Months Ended March 31, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, January 1, 2026	22,381	$-	11,648,323	$12	$138,413	$(127,945)	$10,480
Issuance of shares for restricted stock units	-	-	225,000	-	-	-	-
Stock-based compensation	-	-	-	-	342	-	342
Net loss	-	-	-	-	-	(4,752)	(4,752)
Balance, March 31, 2026	22,381	$-	11,873,323	$12	$138,755	$(132,697)	$6,070

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, January 1, 2025	10,129	$-	8,873,932	$9	$121,833	$(117,409)	$4,433
Stock-based compensation	-	-	-	-	239	-	239
Net loss	-	-	-	-	-	(4,203)	(4,203)
Balance, March 31, 2025	10,129	$-	8,873,932	$9	$122,072	$(121,612)	$469

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:

Net loss	$(4,752)	$(4,203)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation and amortization	55	29
Reduction in the carrying amount of right-of-use assets	132	190
Stock-based compensation	342	239
Non-cash interest expense	130	119
Allowance for credit losses	(1)	(46)
Change in fair value of warrant liabilities	219	(548)
Loss from termination of operating leases	1	-

Changes in operating assets and liabilities:
Accounts receivable	3,413	1,330
Other receivables, related party	1	-
Prepaid expenses and other assets	1,219	(224)
Other assets, related party	25	-
Inventories	307	119
Accounts payable	1,780	1,444
Accounts payable, related parties, net	(3,497)	(2,694)
Operating lease liabilities	(10)	(179)
Accrued expenses and other liabilities	566	307

Cash flows used in operating activities	(70)	(4,117)

Cash flows from investing activities
Purchases of property and equipment	(5)	(3)

Cash flows used in investing activities	(5)	(3)

Net decrease in cash and cash equivalents	(75)	(4,120)
Cash, cash equivalents and restricted cash, at the beginning of the period	6,592	6,105

Cash, cash equivalents and restricted cash, at the end of the period	$6,517	$1,985

Supplemental disclosure of cash flow information
Addition of right-of-use assets in exchange for operating lease liabilities	$1,459	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware corporation (the “Company,” “we,” “us,” “our,” or “Biofrontera”), is a United States based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz® as well as the BF-RhodoLED® and RhodoLED® XL lamp series (together, the “RhodoLED® Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (or “AKs”). With our national commercial team, we generate revenue by selling our products directly to dermatology offices and groups.

Effective June 1, 2024, we assumed control of all clinical trials relating to Ameluz in the United States through Biofrontera Discovery GmbH (“Discovery”), our wholly owned subsidiary organized under the laws of Germany and formed in February 2022. Our research and development (“R&D”) programs are focused on label expansion for Ameluz as well as supporting PDT growth by improving the capabilities of the RhodoLED Lamps to better fulfill the needs of dermatologists.

On October 20, 2025, the Company entered into (i) an Asset Purchase Agreement (the “Transfer Agreement”) and (ii) an Earnout Agreement (together with the Transfer Agreement, the “Agreements”) with Biofrontera AG and its consolidated subsidiaries (the “Biofrontera Group”), pursuant to which the Company acquired all rights in the United States (the “U.S. Rights”) to Ameluz and RhodoLED (the “Strategic Transaction”). In exchange for the U.S. Rights, and in addition to a monthly earnout payable to the Biofrontera Group and the Company’s assumption of all costs associated with the U.S. business, Biofrontera AG received 3,019 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”). The Strategic Transaction was funded through an $11.0 million investment by existing investors. See Note 12. Related Party Transactions for additional information.

On November 6, 2025, the Company completed the sale of the long-lived intangible asset relating to its Xepi product line. The Company received fixed consideration in the amount of $3.0 million and may receive up to $7.0 million of variable consideration contingent upon the buyer’s future activities See Note 10. Asset Held for Sale in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for additional information.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $0.1 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s accumulated deficit was $133 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of March 31, 2026, we had cash and cash equivalents of $6.3 million, compared to $6.4 million as of December 31, 2025.

The Company cannot provide assurance that it will ultimately achieve profitable operations and become operating cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. Management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz in the United States while controlling expenses, pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset and, if necessary, securing additional capital through equity or debt financings. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, the Company’s operating results for the three months ended March 31, 2026 and 2025, and the Company’s cash flows for the three months ended March 31, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s 2025 Form 10-K.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the Company’s 2025 Form 10-K.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. Depreciation expense and amortization expense previously presented separately in the condensed consolidated statements of cash flows have been combined into a single line item. The reclassification was limited to the condensed consolidated statements of cash flows and had no impact on the reported results of operations.

The Nasdaq Stock Market, LLC (“Nasdaq”) Compliance

On December 31, 2025, the Company received a letter from Nasdaq notifying the Company that the listing of the Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as the closing bid price of the Common Stock was less than $1.00 per share for the previous 34 consecutive business days.

The notice had no impact on the listing or trading of the Company’s securities on Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until June 30, 2026, to regain compliance with the rule referred to in this paragraph. The Company has since then regained compliance with Listing Rule 5550(a)(2). See Note 18. Subsequent Events for additional information.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires the use of estimates and assumptions by management that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, as reported on the balance sheet date, and the reported amounts of revenues and expenses arising during the reporting period. The main areas in which assumptions, estimates and the exercising of judgment are appropriate relate to realization and valuation of receivables and inventory, valuation of warrant liabilities, impairment assessment of intangibles and other long-lived assets, share-based payments, deferred tax asset valuations, and contingent liability recognition. Estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. They are continuously reviewed but may vary from the actual values.

Recently Adopted or Issued Accounting Pronouncements

We evaluate Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not included in our disclosures were assessed and determined to either be not applicable or are not expected to have a significant impact on our financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20); Induced Conversions of Convertible Debt. This ASU clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. It is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this ASU on January 1, 2026, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions. This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2025, with early adoption permitted, and must be applied prospectively. The Company adopted this ASU on January 1, 2026, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which provides updates to refine the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815 and clarify the guidance on share-based noncash payments from customers in ASC 606. The derivative scope refinement excludes non-exchange-traded contracts with derivative accounting apart from variables based on market rates, prices and indices, variables based on the price or performance of a financial asset or liability of one of the parties to a contract, contracts involving the issuer’s own equity evaluated under ASC 815-40 and call or put options on debt instruments. The amendments in ASU 2025-07 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and should be applied either prospectively or on a modified retrospective basis. We are currently evaluating the effect of adopting ASU 2025-07 on our consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses 33 issues, representing amendments to ASC topics that clarify, correct errors or make minor improvements. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. We are currently evaluating the effect of adopting ASU 2025-12 on our consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	March 31, 2026	December 31, 2025
Assets:
Investment, related party	1	$9	$9
Liabilities:
Warrant liability – 2023 Purchase Warrants	3	$470	$289
Warrant liability - 2022 Purchase Warrants	3	$44	$28
Warrant liability – 2022 Inducement Warrants	3	$56	$34
Total Liabilities		$570	$351

Investment, related party

As of March 31, 2026 and December 31, 2025, the Company owned 3,019 common shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

Warrant Liabilities

The warrant liabilities are comprised of (i) outstanding warrants to purchase 170,950 shares of the common stock, originally issued in a private placement on May 16, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Purchase Warrants”); (ii) warrants to purchase 214,286 shares of common stock issued on July 26, 2022, as amended on November 2, 2023 to extend the expiration date until November 2, 2028 and revise the exercise price to $3.55 per share (the “2022 Inducement Warrants”) and (iii) warrants to purchase 1,807,500 shares of common stock issued on November 2, 2023 expiring five years following the date of issuance and with an exercise price of $3.55 per share (the “2023 Purchase Warrants”). See Note 13. Stockholders’ Equity for additional details.

The 2023 Purchase Warrants, the 2022 Inducement Warrants and the 2022 Purchase Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statement of operations.

The Company utilizes a Black-Scholes-Merton (“BSM”) model to estimate the fair value of the warrant liabilities which is considered a Level 3 fair value measurement. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our condensed consolidated statement of operations.

The fair value for the Level 3 warrants at March 31, 2026 was estimated using a BSM model based on the following assumptions at each measurement date:

	March 31, 2026	December 31, 2025
Stock price	$0.81	$0.57
Expiration term (in years)	2.59	2.84
Volatility	105.0%	105%
Risk-free Rate	3.77%	3.51%
Dividend yield	0.0%	0.0%

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2026	2025
Fair value at beginning of period	$351	$1,250
Change in fair value of warrant liabilities	219	(548)
Fair value at end of period	$570	$702

4. Revenue

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6,317	$6,392
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$6,517	$6,592

Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheet.

6. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz in the United States and are expected to be collected within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivable are segmented into pools of assets depending primarily on delinquency status, and reserve percentages are established for each pool of trade accounts receivable.

In determining the reserve percentages for each pool of trade accounts receivable, we considered our historical experience with certain customers, regulatory and legal environments and other relevant current and future forecasted macroeconomic factors. If we become aware of any customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded.

The allowance for credit losses was $0.1 million as of March 31, 2026 and December 31, 2025.

7. Inventories

Inventories are comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Inventory, short-term:
Finished product	$1,231	$1,426
Total inventory, short-term	$1,231	$1,426
Inventory, long term
Finished product	$910	$1,102
Work in process	649	649
Raw materials	2,032	1,978
Total inventory, long-term	$3,591	$3,729
Total inventories	$4,822	$5,155

Our long-term inventory balance relates to the RhodoLED Lamps. During the three months ended March 31, 2026, the Company recognized an inventory write-down of $0.1 million in connection with the U.S. International Trade Commission’s May 6, 2026 Notice of Final Determination (See Note 16. Commitments and Contingencies). The write-down was recognized to reduce the carrying value of the affected inventory to its net realizable value in accordance with ASC 330-10-35 and is presented within cost of revenue-other in the condensed consolidated statements of operations. No inventory write-downs or obsolescence reserves were recognized during the three months ended March 31, 2025 that were material to the condensed consolidated financial statements.

8. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Manufacturing equipment	$2,100	$2,126
Computer equipment	120	102
Furniture & fixtures	81	81
Machinery & equipment	146	116
Property and equipment, gross	2,447	2,425
Less: Accumulated depreciation	(272)	(267)
Property and equipment, net	$2,175	$2,158

Depreciation expense was not material to the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 and was recorded in the condensed consolidated statement of operations within cost of revenues or selling, general and administrative expense, depending on the nature and use of the underlying asset. As of March 31, 2026 and December 31, 2025, approximately $1.8 million of manufacturing equipment acquired in connection with the Strategic Transaction had not yet been placed in service and is therefore not being depreciated. The Company will commence depreciation of these assets over their estimated useful lives upon being placed in service.

9. Intangible Assets, Net

Intangible assets, net are comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Intellectual property	$2,656	$2,656
Software	60	50
Intangible assets, gross	2,716	2,706

Accumulated amortization	(107)	(56)
Intangible assets, net	$2,609	$2,650

Intangible assets consist primarily of intellectual property acquired in the Strategic Transaction, which was recorded at an acquisition-date fair value of $2.7 million and is being amortized on a straight-line basis over an estimated useful life of 18 years. Internal use software is amortized over three years.

Amortization expense was negligible for the three months ended March 31, 2026 and 2025. Amortization expense is recorded in the condensed consolidated statement of operations within cost of revenues or selling, general and administrative expense depending on the nature and use of the underlying intangible asset. No impairment losses were recognized for intangible assets during the three months ended March 31, 2026 and 2025.

Estimated future amortization expense as of March 31, 2026 is as follows:

Year (in thousands)	Amount
Remainder of 2026	$122
2027	148
2028	146
2029	146
2030	146
Thereafter	1,901
Total	$2,609

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Employee compensation and benefits	$3,531	$2,805
Professional fees	1,120	1,305
Patent remediation expense	392	-
Research and Development	-	410
Product revenue allowances and reserves	61	57
Other	364	320
Total	$5,468	$4,897

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

The Notes mature on November 22, 2027, unless earlier converted or repurchased. The Company may not redeem the Notes at its option prior to maturity. Upon maturity, the Company will pay to the holders of the Notes an amount in cash representing all of the outstanding aggregate principal amount of the Notes, together with any accrued and unpaid interest. Alternatively, the entire amount of the Notes will be automatically converted to shares of common stock if the 10-day volume weighted average price of a share of the Company’s common stock on Nasdaq is greater than 250% of the conversion price, and certain other conditions are met.

The Notes provide for customary events of default and contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder would exceed 9.99% immediately after conversion. There were no events of default at March 31, 2026.

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

In connection with the issuance of the Notes, the Company incurred $0.2 million of debt issuance costs, consisting of legal fees.

During the three months ended March 31, 2026, the Company recognized interest expense of approximately $0.1 million and minimal discount amortization. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Notes was $4.7 million and $4.6 million, respectively, which is shown net of the remaining unamortized issuance cost of $0.1 million.

12. Related Party Transactions

We consider Biofrontera Group to be a related party, as prior to the Strategic Transaction, we relied on the Biofrontera Group as the sole supplier of Ameluz and the RhodoLED Lamps and following the Strategic Transaction, it is a beneficial owner of more than five percent of our Series D Convertible Preferred Stock.

License and Supply Agreement

Under the Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”), which was applicable for any tubes purchased through May 31, 2025, the Company had an exclusive, non-transferable license to market and sell its previously licensed products, Ameluz and RhodoLED Lamps, in the United States and was required to purchase the previously licensed products exclusively from Biofrontera Pharma GmbH (the “Former Ameluz Licensor”). Pursuant to the Second A&R Ameluz LSA, the price paid was set at twenty-five percent of the anticipated net selling price per unit through 2025 (the “Transfer Price”) that covered the cost of goods, royalties on sales, and services, including all regulatory efforts, agency fees, pharmacovigilance, and patent administration.

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

Strategic Transaction with Biofrontera Group

The Company entered into the Strategic Transaction on October 20, 2025. See Note 1. Organization and Business Overview for more information.

Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay an earnout of 12% in years where Ameluz revenues in the United States are less than $65.0 million and an earnout of 15% in years when Ameluz revenues in the United States exceed $65.0 million, continuing until the expiration of patent protection on Ameluz. The earnout replaces a transfer pricing model under the now terminated Second A&R Ameluz LSA. At the acquisition date, the Company evaluated the terms of the earnout arrangement and concluded that the amount of contingent consideration was not reasonably estimable due to the significant uncertainty associated with the timing and magnitude of future net sales. Accordingly, no amount related to the earnout was included in the initial measurement of the cost of the acquired assets. The Company has elected to account for contingent consideration in an asset acquisition as the contingency is resolved (earned and payable). No contingent consideration liability is recognized for amounts not yet earned.

The Company also agreed to assume the defense of co-defendant Biofrontera Group and all costs associated therewith in connection with certain legal actions pending in the United States which will be paid directly to the legal advisors by the Company. Details of the legal claims are disclosed in Note 16. Commitments and Contingencies – Legal Claims.

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

If the Company does not achieve the Minimum Order Amount as defined in Note 16. Commitments and Contingencies for two consecutive calendar years starting on January 1, 2026, then the Biofrontera Group will have the right to terminate the Agreements and recover all assets transferred to the Company.

Amounts Due and Payable

Amounts due and payable to Biofrontera Group as of March 31, 2026 and December 31, 2025 were $1.3 million and $4.8 million, respectively, and were recorded in accounts payable, related parties and when applicable, net of accounts receivable, in the condensed consolidated balance sheets. Amounts due from the Biofrontera Group as of March 31, 2026 and December 31, 2025 were $0.7 million and $0.7 million, respectively, and recorded as other assets, related party.

Inventory Purchases

Purchases from the Biofrontera Group of the previously licensed products (inclusive of estimated and actual purchase price adjustments) were $0.4 million and $3.0 million during the three months ended March 31, 2026 and 2025, respectively. These purchases were recorded in inventories in the condensed consolidated balance sheets, and, when sold, in cost of revenues, related party in the condensed consolidated statements of operations.

Earnout

For the three months ended March 31, 2026, the Company expensed $1.2 million in earnouts in connection with the Strategic Transaction related to the sales between the acquisition date and year end. The earnout was recorded in cost of revenues, related party in the condensed consolidated statements of operations. There were no earnout payments for the three months ended March 31, 2025.

Other

In November 2024, the Company issued $4.2 million in an aggregate principal amount of Notes to certain stockholders. See Note 11. Debt-Convertible Notes Payable. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Notes was $4.7 million and $4.6 million, respectively.

13. Stockholders’ Equity

Under the Company’s Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation, filed June 16, 2025, the Company is authorized to issue 70,000,000 shares of common stock, and 20,000,000 shares of preferred stock, par value $0.001 per share. The rights and preferences of the Company’s common stock and preferred stock are described in Note 17 of the Company’s 2025 Form 10-K and are unchanged as of March 31, 2026.

Common Stock:

The holders of common stock are entitled to one vote for each share held. The Company has not declared any dividends since inception. During the three months ended March 31, 2026, the Company issued 225,000 shares of common stock upon the vesting and release of restricted stock units (“RSUs”) under the 2021 Omnibus Incentive Plan (“2021 Plan”) (see Note 14. Equity Incentive Plans and Share-Based Payments). No shares of common stock were issued during the three months ended March 31, 2026 upon the conversion of any series of preferred stock, the exercise of any warrants, or the conversion of any convertible debt.

Warrants

As of March 31, 2026, the Company had outstanding warrants to purchase an aggregate of 2,269,356 shares of common stock with an exercise price range of $3.55 to $100.00 per share and expiration dates ranging from November 2026 to November 2028. No warrants were issued, exercised, expired, forfeited or otherwise modified during the three months ended March 31, 2026. The Company’s outstanding warrants as of March 31, 2026 were as follows:

Warrants	Number of Shares	Exercise Price	Expiration Date
Liability classified (See Note 3. Fair Value Measurements)	2,192,736	$3.55	11/02/2028
Equity classified	76,620	100.00	11/02/2026

The liability-classified warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statement of operations. See Note 3. Fair Value Measurements for the change in fair value recognized during the three months ended March 31, 2026.

Preferred Stock:

There were no changes in any series of preferred stock during the three months ended March 31, 2026. Shares of preferred stock issued and outstanding at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025	Conversion Price
Series B-2 Convertible Preferred Stock	2,050	2,050	$0.7074
Series B-3 Convertible Preferred Stock	6,593	6,593	$0.7074
Series C Convertible Preferred Stock	10,719	10,719	$0.6249
Series D Convertible Preferred Stock	3,019	3,019	$0.6249

All series of preferred stock outstanding as of March 31, 2026 are classified as permanent equity on the Company’s condensed consolidated balance sheets. The Series C Convertible Preferred Stock and Series D Preferred Stock were reclassified from mezzanine equity to permanent equity following the Company’s September 16, 2025 special meeting of stockholders, in accordance with the limited exception under ASC 480-10-S99-3A(3)(f).

Convertible Debt

The Notes issued in November 2024, which allow for up to 5,384,615 shares of common stock to be issued upon conversion of principal plus additional shares for PIK interest, remain outstanding as of March 31, 2026. No conversions occurred during the three months ended March 31, 2026. See Note 11. Debt - Convertible Notes Payable, for additional details.

14. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In 2021, the Board adopted, and our stockholders approved, the 2021 Plan, under which the maximum contractual term is 10 years for stock options issued. On June 12, 2024, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares authorized for issuance by 3,483,010 shares, from 266,990 shares to 3,750,000 shares. As of March 31, 2026, there were 159,951 shares available for future awards under the amended 2021 Plan.

Non-qualified stock options

The Company recognizes the grant-date fair value of share-based awards granted as compensation expense on a straight-line basis over the requisite service period. The fair value of stock options is estimated at the time of grant using either a binomial lattice pricing model, or the BSM model for ‘plain vanilla’ options, each of which requires the use of inputs and assumptions such as the fair value of the underlying stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield. The Company elects to account for forfeitures as they occur.

The assumptions and key inputs used in the BSM model for the stock options granted during the three months ended March 31, 2026 were as follows: exercise price of $0.78 to $0.90, risk-free rate of 3.7% to 3.8%, volatility of 100%, a dividend yield of 0.0% and expected term of 5.27 years to 6 years. There were no equity grants awarded during the three months ended March 31, 2025.

Share-based compensation expense of approximately $0.2 million and $0.1 million was recorded in selling, general and administrative expenses, with a negligible amount recorded as research and development on the accompanying condensed consolidated statement of operations, for the three months ended March 31, 2026 and 2025, respectively.

Options outstanding and exercisable under the employee share option plan as of March 31, 2026 and a summary of option activity during the three months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2025	1,886,718	$2.70	7.46	-
Granted	815,088	$0.89	-	-
Exercised	-	$-	-	-
Canceled or forfeited	(12,438)	$4.64	-	-
Outstanding at March 31, 2026	2,689,368	$2.14	8.01	$2
Exercisable at March 31, 2026	672,444	$5.28	6.49	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at March 31, 2026.

As of March 31, 2026, there was $1.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.53 years.

Share-Based Compensation (RSUs)

Share-based compensation expense was $0.1 million for the RSUs for each of the three-month periods ended March 31, 2026 and 2025, and was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	412,500	-	$0.99
Awarded	237,500	-	$0.90
Issued	(225,000)	-	$1.06
Forfeited	-	-	$-
Unvested balance at March 31, 2026	425,000	1.16	$0.90

As of March 31, 2026, there was $0.3 million of unrecognized compensation related to unvested RSUs, which is expected to be recognized over a period of approximately 1.66 years.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,752)	$(4,203)
Weighted average common shares outstanding, basic and diluted	11,683,323	8,873,932
Net loss per share, basic and diluted	$(0.41)	$(0.47)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

	Three Months Ended March 31,
	2026	2025
Common stock warrants	2,269,356	2,269,356
Common stock options and RSUs	3,114,368	1,786,831
Unit Purchase Options	20,182	20,182
Series B convertible preferred stock	12,212,559	14,318,632
Series C convertible preferred stock	17,153,187	-
Series D convertible preferred stock	4,831,185	-
Convertible notes	6,156,504	5,577,487
Total	45,757,341	23,972,488

16. Commitments and Contingencies

Leases

The Company leases office space, warehouse space and vehicles. The Company has elected the short-term lease exemption under ASC 842-20-25-2 for leases with an initial term of twelve months or less. For its office, warehouse and vehicle leases, the Company has not elected the practical expedient in ASC 842-10-15-37 and therefore does not combine lease components with associated non-lease components.

The lease for our office space at 120 Presidential Way, Woburn, MA expired in November 2025. The Company elected to not renew the lease and has no remaining commitments under this agreement. Lease expense was recognized through the expiration date, and the ROU asset and related lease liability were derecognized.

The Company’s corporate headquarters is located at 660 Main Street, Woburn, MA, under a 63-month operating lease that commenced on December 1, 2025 and expires on February 28, 2031. Under the terms of the agreement, the Company was entitled to a rent-free period for the first three months of the lease and reduced rent payments for months four through nine, followed by periodic escalated payments thereafter. The Company provided the landlord with a security deposit in the amount of $0.2 million, which was recorded as other assets in the condensed consolidated balance sheets.

The Company also leases office and warehouse space at Hemmelrather Weg 201, 51377 Leverkusen, Germany under an operating lease agreement commencing on January 1, 2026, with a lease term of 10 years with automatic twelve-month renewal periods thereafter unless terminated by either party upon twelve months’ prior written notice. The new lease arrangement resulted in $1.3 million of right-of-use-assets obtained in exchange for new operating lease liabilities. The lease includes an initial rent-free period of three months, with the base rent subject to adjustment if the German consumer price index moves by ten percent or more from the lease commencement date or most recent adjustment. In connection with the lease, the Company is to provide a security deposit in the amount of $0.1 million.

The Company leases vehicles under a master agreement, pursuant to which each vehicle is leased for an initial non-cancelable term of twelve months, and thereafter on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through July 2029.

Operating lease cost for the three months ended March 31, 2026 and 2025 was $0.2 million. The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases at March 31, 2026 were 6.7 years and 9.9%, respectively.

Future lease payments under non-cancelable leases as of March 31, 2026 were as follows (in thousands):

Years ending March 31,	Future lease commitments
April – December 2026	595
2027	646
2028	610
2029	578
2030	561
Thereafter	1,129
Total future minimum lease payments	$4,119
Less imputed interest	$(1,114)
Total lease liability	$3,005

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

Supply Agreement

On December 12, 2025, Discovery entered into a Supply Agreement (“Supply Agreement”) with Midas Pharma GmbH (“Midas”). Among other things, the Supply Agreement provides that Midas will supply Discovery or its contract manufacturers, in the aggregate, 100 kg of the active pharmaceutical ingredient (“API”) 5-Aminolevulinic acid Hydrochloride through the second quarter of 2028. Under the terms of the Supply Agreement, Discovery will provide Midas with a twenty-four (24) month non-binding rolling forecast, which shall 1) indicate the anticipated quantity of API required by the company and 2) be updated every twelve (12) months during the term of the agreement.

Licensing Agreement with Optical Tools

On December 2, 2022, the Company entered into the technology transfer agreement with Optical Tools LLC (“Optical Tools”), Stephen Tobin and Paul Sowyrda (the “OT Agreement”). The OT Agreement allowed for the transfer of the assigned patents and trademarks, and upon notification by the Company to Optical Tools, the research and development of certain prototypes. The Company paid a licensing fee of $0.2 million which was expensed during the year ended December 31, 2022.

On May 28, 2023, the Company authorized Optical Tools to design, develop, manufacture, and deliver at least two portable photodynamic therapy lamp prototypes (“PDT Device”) using the technology in the assigned patents. The PDT Device provides illumination, based on different light profiles, to the external skin surface of the human body. The Company is to reimburse Optical Tools for all reasonable out-of-pocket, material and labor costs per the OT Agreement.

As part of the OT Agreement, Optical Tools will be eligible to receive regulatory and sales milestone payments totaling up to $1.0 million, and royalties of up to 3% of net revenue of certain products developed under the OT Agreement.

The Company did not make any milestone or royalty payments or accruals for such payments during the three months ended March 31, 2026 or 2025.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of ASC Topic 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

Legal Claims

On September 13, 2023, Biofrontera was served with a complaint filed by DUSA Pharmaceuticals, Inc., Sun Pharmaceutical Industries, Inc., and Sun Pharmaceutical Industries LTD (collectively, “SUN”) in which SUN alleges (i) breach of contract, (ii) violation of the Lanham Act, and (iii) unfair trade practices under Massachusetts law. All claims stem from allegations that Biofrontera has promoted its Ameluz product in a manner that is inconsistent with its approved FDA labeling. Though this complaint was originally filed in the United States District Court for the District of Massachusetts, this matter has been transferred by agreement of the parties to the United States District Court for the District of New Jersey. In March 2024, Biofrontera filed a partial motion to dismiss the Lanham Act and Massachusetts statutory claims, which was denied on October 15, 2024. Biofrontera subsequently answered Sun’s complaint and filed counterclaims on October 30, 2024 alleging (i) violation of the Lanham Act, (ii) deceptive trade practices under Georgia law, and (iii) trade libel/product disparagement, which Sun answered on December 17, 2024. On March 11, 2025, Biofrontera received an additional notice alleging breach of contract through unlawful marketing practices which makes reference to similar previous communications sent by Sun to Biofrontera on February 4, 2022 and September 9, 2022. SUN has since amended its complaint to include the allegations contained therein with its existing claims.

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

Separately, on June 26, 2024 and June 27, 2024, SUN filed two complaints against Biofrontera, Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience with the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) and the International Trade Commission (the “Commission”), both alleging that the RhodoLED-XL infringes either/both of two patents held by SUN (individually, the “‘028 Patent” and the “‘512 Patent”, and collectively the “SUN Patents”). The complaint filed in the United States District Court for the District of Massachusetts has been held in abeyance pending the completion of the investigation before the Commission and any subsequent appeals.

In the Commission proceeding, a hearing was held in front of an administrative law judge (“ALJ”) between June 30, 2025 and July 3, 2025, and on September 30, 2025, the ALJ issued an Initial Determination (“ID”) finding the Sun Patents to be valid and infringed, and that importation of Biofrontera’s RhodoLED XL violates Section 337 of the Tariff Act of 1930. Following review by the Commission (during which time the ID had no immediate effect), on May 6, 2026, the Commission adopted the ID in its Final Determination (“FD”) and issued a Limited Exclusion Order (“LEO”) and corresponding cease and desist order (“CDO”), prohibiting the Company from importing and/or selling the RhodoLED-XL in the United States and restricting the Company from selling Ameluz for use with the RhodoLED-XL. The LEO and CDO are both subject to a 60-day Presidential Review period (which concludes on July 6, 2026), during which time the Company may continue to import and sell the RhodoLED XL (and Ameluz for use with the RhodoLED-XL). Following the Presidential Review period, the Company may appeal the Commission’s determination to the U.S. Court of Appeals for the Federal Circuit.

The Company evaluated this matter in accordance with ASC 450-20, Loss Contingencies, and concluded that a loss is probable and reasonably estimable as of the balance sheet date. The FD was treated as a recognized subsequent event under ASC 855-10-25-1. The total estimated remediation cost of approximately $0.5 million, representing management’s best estimate within a range of approximately $0.4 million to $0.6 million, has been recognized as a $0.4 million charge to operating expenses within patent remediation expense and a $0.1 million charge to cost of revenues, other on the condensed consolidated statements of operations for the three months ended March 31, 2026, offset with an inventory write-down of approximately $0.1 million, presented as a reduction of inventories on the condensed consolidated balance sheets, in accordance with ASC 330-10-35; and an accrued remediation liability of approximately $0.4 million, presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Separately, Biofrontera has challenged the validity of the SUN Patents by filing separate petitions for inter partes review (“IPR”) at the United States Patent Trial and Appeal Board (“PTAB”) for each of the SUN Patents. The IPR filed in relation to the ‘512 Patent was discretionarily denied by the PTAB on July 2, 2025 on administrative reasons. However, the IPR filed in relation to the ‘028 Patent was instituted in February 2025, and the PTAB issued a final written decision on February 23, 2026 (the “FWD”) finding all challenged claims in the ‘028 Patent to be unpatentable. On March 25, 2026, SUN requested that the Director of the United States Patent and Trademark Office (“USPTO”) to review the FWD and either reverse and vacate the PTAB’s FWD, or vacate the PTAB’s FWD and de-institute the IPR. The Company has opposed Sun’s Director Review request, and maintains that the Director should affirm the PTAB’s decision. This request is currently pending before the USPTO Director.

The Company denies SUN’s patent claims and intends to defend them vigorously in the above-referenced matters.

Based on the Company’s assessment of the facts underlying the above-referenced patent matters, as well as the uncertainty of litigation, except as stated above, the Company cannot estimate the possibility of a material loss, nor the potential range of loss that may result from either action. Money damages are not available to Sun through the case before the Commission. If the final resolution of the case before the Massachusetts District Court is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

17. Segment Reporting

The Company operates as one operating segment that derives revenue primarily from our principal product, Ameluz, which is a prescription drug approved for use in PDT using our RhodoLED Lamps, for the treatment of AKs. We are currently selling Ameluz for this indication in   the United States. Ameluz (including the RhodoLED Lamps) accounts for substantially all of our revenue.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to allocate resources and assesses financial performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues, net	10,084	8,588

Operating expenses:
Cost of revenues	2,116	3,268
Direct Sales	2,140	1,802
Sales Support	2,548	2,096
General and administrative	5,728	4,547
Manufacturing Related	604	-
Research and development	900	1,207
Other operating expenses	368	215
Total operating expenses	14,404	13,135
Loss from operations	(4,320)	(4,547)
Other income (expense), net	(432)	343
Loss before income taxes	(4,752)	(4,204)
Income tax benefit	-	(1)
Net loss	$(4,752)	$(4,203)

18. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of March 31, 2026 through the date this Quarterly Report on Form 10-Q was submitted to the Securities and Exchange Commission and determined that the following material subsequent event required disclosure.

On May 6, 2026, the Commission issued a Notice of Final Determination finding a violation of Section 337 with respect to certain of the Company’s PDT components. The Commission issued a LEO and CDO in connection with that determination. The Company has accounted for this matter as a recognized subsequent event under ASC 855-10-25 and has reflected an accrued liability and corresponding charge of approximately $0.5 million in its condensed consolidated balance sheet as of March 31, 2026 and its condensed consolidated statements of operations for the three months then ended, respectively. See Note 16. Commitments and Contingencies for additional information, including regarding the Company’s accounting analysis, the components of the estimated remediation cost, and the range of reasonably possible losses.

Nasdaq Compliance. On December 31, 2025, the Company received a letter from Nasdaq notifying the Company that the listing of the Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as the closing bid price of the Common Stock was less than $1.00 per share for the previous 34 consecutive business days. The notice had no impact on the listing or trading of the Company’s securities on Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until June 30, 2026, to regain compliance with the rule referred to in this paragraph. On May 6, 2026, we received written notification from Nasdaq, with confirmation that for the last 10 consecutive business days, from April 22, 2026 to May 6, 2026, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater. Accordingly, the Company had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. There can be no assurance that we will maintain compliance with the Minimum Bid Price Requirement or other continued listing standards in the future.

Common Share Conversions. Subsequent to March 31, 2026 and through the date these condensed consolidated financial statements were issued, the Company issued an aggregate of 930,021 shares of its common stock in connection with conversions of outstanding securities, consisting of (i) 134,235 shares issued upon the conversion of 95 shares of Series B-3 Convertible Preferred Stock at a conversion ratio of 1,413-to-one, (ii) 499,281 shares issued upon the conversion of 312 shares of Series C Convertible Preferred Stock at a conversion ratio of 1,600.26-to-one, and (iii) 296,505 shares issued upon the conversion of $231,274 aggregate principal amount and accrued payment-in-kind interest of the Company’s Notes at a conversion price of $0.78 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the first quarter of 2026 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.” References to “Former Ameluz Licensor” refers to Biofrontera Pharma GmbH and references to the “Biofrontera Group” refer to Biofrontera AG and its consolidated subsidiaries.

Trademarks, Trade Names, and Service Marks

All trademarks, trade names, and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert their rights thereto to the fullest extent under applicable law. We do not intend to use or display other companies’ trademarks, trade names, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Factors that may cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our products;

●	our ability to expand, manage and maintain our direct sales and marketing efforts, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	changes in our relationship with our manufacturing partners and the possible impact of tariffs;

●	our ability to manufacture our products;

●	our ability to adequately protect our intellectual property and operate the business without infringing upon the intellectual property rights of others;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation and group purchasing organizations (“GPOs”) in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third-party payors for our products, or procedures using our products significantly declines;

●	our ability to market, commercialize, achieve market acceptance for and sell our products;

●	the fact that product quality issues or product defects may harm our business;

●	any claims brought against the Company, including but not limited to product liability claims, claims of patent infringement, or claims challenging the validity of our intellectual property;

●	our ability to maintain compliance with The Nasdaq Stock Market, LLC (“Nasdaq”) continued listing standards;

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of research, development and preclinical studies and clinical trials for our products;

●	our ability to obtain and maintain the regulatory approvals necessary for the marketing of our products in the United States, and;

●	those risks listed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) entitled “Risk Factors”.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the Securities and Exchange Commission (“SEC”), including the 2025 Form 10-K. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Overview

Biofrontera Inc. is a United States based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz as well as the BF-RhodoLED and RhodoLED XL lamp series (together, the “RhodoLED Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (“AKs”). We generate revenue by selling our products, through our national commercial team, directly to dermatology offices and groups in the United States.

We conduct our clinical development activities and hold certain manufacturing-related assets through Discovery, our wholly owned German subsidiary. Our research and development (“R&D”) programs are focused on label expansion for Ameluz and on enhancing the RhodoLED Lamps to support adoption of PDT in the United States. See Note 1. Organization and Business Overview in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information about the Company and its subsidiary.

Recent Key Developments

Strategic Transaction with the Biofrontera Group. On October 20, 2025, we entered into (i) an Asset Purchase Agreement (the “Transfer Agreement”) and (ii) an Earnout Agreement (together with the Transfer Agreement, the “Agreements”), with the Biofrontera Group, pursuant to which the Company finalized the agreements to acquire all rights in the United States (the “U.S. Rights”) to Ameluz and the RhodoLED Lamps (the “Strategic Transaction”). Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay a monthly earnout of 12% of United States revenues of Ameluz in years when United States net sales are $65.0 million or less and an earnout of 15% on all revenue in years when United States net sales of Ameluz exceed $65.0 million, continuing until the expiration of patent protection on Ameluz allows for generic competition in the United States. The earnout replaces a transfer pricing model under the Company’s Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”) by and among the Company and the Biofrontera Group, which has now been terminated pursuant to the Agreements. The new structure reduces overall cost for the Company and is expected to accelerate the Company’s timeframe to reach break-even. The results of operations for the three months ended March 31, 2026 reflect a full quarter under this revised cost structure, while the three months ended March 31, 2025 reflect the prior transfer-pricing model. Period-over-period comparisons of cost of revenues and related-party cost of revenues are therefore affected by this change, as discussed further under “Results of Operations” below. See Note 12. Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Compliance with Nasdaq Listing Standards. On December 31, 2025, we received a letter from Nasdaq notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “the Minimum Bid Price Requirement”). On May 6, 2026, we received written notification from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. There can be no assurance that we will maintain compliance with the Minimum Bid Price Requirement or other continued listing standards in the future. See Note 18. Subsequent Events in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

ITC Matter. On May 6, 2026, the International Trade Commission issued a Notice of Final Determination finding a violation of Section 337 of the Tariff Act of 1930 with respect to two asserted patents involving certain components of our RhodoLED XL Lamps. The Commission issued a Limited Exclusion Order and Cease and Desist Orders, with the orders relating to the ‘028 patent suspended pending further proceedings before the U.S. Patent Trial and Appeal Board. See Note 16. Commitments and Contingencies for additional information regarding this matter, which is referred to herein as the “ITC Matter.”

Geopolitical Uncertainty and Tariffs. Recent actions by the U.S., including the imposition of significant tariffs on imports from certain countries, have heightened uncertainty in the global trade environment. These tariffs, along with potential retaliatory measures by other countries, may increase inflationary pressure and raise the costs of our products, which are exclusively imported from Europe. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, these actions have caused substantial uncertainty and volatility in financial markets, and may result in further retaliatory measures. We may be unable to fully offset the impacts of tariffs by adjusting the pricing of our products. We continue to monitor developments and assess the potential impact on our supply chain, product cost, and pricing strategy.

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

We believe that important measures of our results of operations include product revenue, operating income (loss) and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”; a non GAAP measure). Our sole source of product revenue is sales of Ameluz and the BF-RhodoLED Lamps. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage, and overhead cost management.

Key Factor Affecting Our Performance

Because traditional photodynamic therapy treatments using a lamp are performed more frequently during the winter, our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters. As a result, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period.

Components of Our Results of Operations

Product Revenues, Net

We generate product revenues through the sale of our products Ameluz and RhodoLED Lamps. Revenues from product sales are recorded net of trade discounts and allowances and government rebates.

The primary factors that determine our revenue derived from our products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our products; and

●	unit sales and average sales price.

Cost of Revenues, Related Party

Cost of revenues, related party, relating to inventory purchased before the Strategic Transaction, is comprised of purchase costs of our products, Ameluz and RhodoLED Lamps, from Biofrontera Pharma GmbH and insignificant inventory adjustments due to scrapped, expiring and excess products.

Cost of Revenues, Other

Cost of revenues, other, is comprised of third-party logistics and distribution costs including packaging, freight, transportation, shipping and handling costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of costs associated with our sales force, commercial support personnel, personnel in executive and other administrative functions, as well as medical affairs professionals. Other selling, general and administrative expenses include marketing, trade, and other commercial costs necessary to support the commercial and manufacturing operation of our products and professional fees for legal, consulting and accounting services, product regulation, quality management, as well as depreciation and amortization.

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by the Biofrontera Group, primarily for regulatory support and pharmacovigilance. These expenses were charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contact Services Agreement entered into in December 2021.

Research and Development

Effective June 1, 2024, we took control of all clinical trials for Ameluz in the United States, allowing for more effective cost management and direct oversight of trial efficiency. Our R&D expenses include costs directly attributable to the clinical development of Ameluz, including personnel-related expenses, the cost of services provided by outside contractors, including services related to the Company’s clinical trial sites, facilities, depreciation, and other direct and allocated expenses. Along with our Ameluz clinical trials, our R&D program also aims to improve the capabilities of our RhodoLED Lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them, allowing for easier product demonstrations and evaluations. All costs associated with R&D are expensed as incurred.

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

Other Income (Expense), net

Other income (expense), net primarily includes (i) gain on return of leased assets and (ii) gain (loss) on foreign currency transactions.

Income Taxes

As a result of the net losses we have incurred in each fiscal year since inception, we have recorded no provision for federal income taxes during such periods. Income tax expense incurred relates to state income taxes.

Results of Operations

Comparison of the Three Months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

(in thousands)	2026	2025	Change

Product revenues, net	$10,084	$8,588	$1,496

Operating expenses:
Cost of revenues, related party	1,831	3,075	(1,244)
Cost of revenues, other	285	193	92
Selling, general and administrative	10,994	8,653	2,341
Selling, general and administrative, related party	2	7	(5)
Patent remediation expense	392	-	392
Research and development	900	1,207	(307)
Total operating expenses	14,404	13,135	1,269
Loss from operations	(4,320)	(4,547)	227

Other income (expense):
Change in fair value of warrant liabilities	(219)	548	(767)
Interest expense, net	(125)	(106)	(19)
Other expense, net	(88)	(99)	11
Total other income (expense)	(432)	343	(775)
Loss before income taxes	(4,752)	(4,204)	(548)
Income tax benefit	-	(1)	1
Net loss	$(4,752)	$(4,203)	$(549)

Product Revenues, net

Net product revenue for the three months ended March 31, 2026 was $10.1 million, an increase of $1.5 million, or 17.4%, compared to the three months ended March 31, 2025. The increase was primarily attributable to higher Ameluz® net sales, reflecting 15.9% growth in unit volume, as well as the full period impact of a price increase implemented in the fourth quarter of 2025 that contributed approximately $0.2 million revenue increase.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended March 31, 2026 decreased $1.2 million, or 40.5%, compared to the three months ended March 31, 2025. The decrease was primarily driven by a reduction in the purchase price of Ameluz® resulting from the transition pursuant to the Strategic Transaction from the transfer pricing model in place under the now-terminated Second A&R Ameluz LSA, which was 25% of net revenue, to a significantly lower cost structure comprised only of Ameluz direct cost and the 12% earnout applied to the net revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 were $11.0 million, an increase of $2.3 million, or 27.1%, compared to the three months ended March 31, 2025. Selling and marketing expenses increased $0.8 million, reflecting the full deployment of the direct sales team and higher sales activity levels, including sales meetings, conferences, and exhibits, in support of improved commercial performance. General and administrative expenses increased $0.8 million, primarily due to legal expenses associated with ongoing patent-related claims. Further, in connection with the Strategic Transaction, the Company assumed responsibility for manufacturing operations beginning in the fourth quarter of 2025. Because we were in the process of securing approvals and licenses to commence manufacturing later in 2026, manufacturing-related costs of $0.6 million are reflected in selling, general and administrative expenses for the three months ended March 31, 2026.

Patent Remediation Expense

During the three months ended March 31, 2026, we recognized a total charge of approximately $0.4 million reflecting the estimated cost to remediate the affected units of our RhodoLED XL Lamps in response to ITC Matter. The total charge comprises (i) an inventory write-down of approximately $0.1 million to reduce the carrying value of affected finished goods inventory and obsolete components in raw materials to net realizable value in accordance with ASC 330-10-35, which were charged to cost of revenues, other, and   (ii) an accrued remediation liability of approximately $0.4 million for the future cost activities charged to patent remediation expense.

We expect to incur the cash component of these costs over the twelve months following the 60-day Presidential Review period, concluding on July 6, 2026, as remediation activities are executed. In addition, the remediation is expected to result in a modest, recurring increase in our per-unit cost of revenues for affected products; this prospective impact is reflected in our cost of revenues as units implementing the remediation are produced and sold. We do not expect the recurring per-unit cost increase to be material to our overall cost of revenues.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2026 decreased $0.3 million compared to the three months ended March 31, 2025. The decrease was primarily attributable to certain clinical trials reaching substantial completion ahead of their originally planned timelines, resulting in lower trial-related expenditures in the current year period.

The following table summarizes the major categories of our R&D expenses for the three months ended March 31, 2026 and 2025:

	2026	2025
Actinic keratosis	$266	$554
Moderate to severe acne	28	141
Superficial basal cell carcinoma	109	127
Lamp Development	35	-
Personnel-related costs	462	379
Other research and development	-	6
	$900	$1,207

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities was ($0.2) million for three months ended March 31, 2026, as compared to $0.5 million for the three months ended March 31, 2025. The increase in the fair value of warrant liabilities for the three months ended March 31, 2026 was driven primarily by an increase in the underlying value of the Company’s common stock while the decrease for the three months ended March 31, 2025 was driven by a decrease in the underlying value of the Company’s common stock.

Net Loss to Adjusted EBITDA Reconciliation for the Three Months Ended March 31, 2026 and 2025

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

Patent Remediation Expense: During the three months ended March 31, 2026, we recognized a total charge of approximately $0.4 million reflecting the estimated cost to remediate the affected units of our RhodoLED XL Lamps in response to the ITC Matter. The total charge comprises (i) an inventory write-down of approximately $0.1 million to reduce the carrying value of affected finished goods inventory and obsolete components in raw materials to net realizable value in accordance with ASC 330-10-35, and (ii) an accrued remediation liability of approximately $0.4 million for the future cost activities required to complete the remediation. We exclude these charges because they relate to a discrete adverse legal and regulatory matter that is not indicative of the Company’s ongoing operating performance.

Adjusted EBITDA margin is adjusted EBITDA for a particular period expressed as a percentage of revenues for that period.

We use adjusted EBITDA to measure our performance from period to period and to compare our results to those of our competitors. In addition to adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,752)	$(4,203)
Interest expense, net	125	106
Income tax benefit	-	(1)
Depreciation and amortization	55	29
EBITDA	(4,572)	(4,069)

Change in fair value of warrant liabilities	219	(548)
Patent Remediation - Inventory Write-down	58	-
Patent Remediation Expense	392	-
Stock-based compensation	342	239
Adjusted EBITDA	$(3,561)	$(4,378)
Adjusted EBITDA margin	-35.3%	-51.0%

Adjusted EBITDA

Adjusted EBITDA increased from ($4.4) million for the three months ended March 31, 2025 to ($3.6) million for the three months ended March 31, 2026, an improvement of approximately $0.8 million. The improvement was primarily driven by a $2.7 million increase in gross profit, reflecting higher Ameluz unit volume and a significantly lower cost structure as described above. This improvement was partially offset by a $2.3 million increase in selling, general and administrative expenses. Refer to the section above entitled “Selling, General and Administrative Expenses” for additional details.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $0.1 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s accumulated deficit was $133 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of March 31, 2026, we had cash and cash equivalents of $6.3 million, compared to $6.4 million as of December 31, 2025. The Company cannot provide assurance that it will ultimately achieve profitable operations and become operating cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. Management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz in the United States while controlling expenses, pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset and, if necessary, securing additional capital through equity or debt financings. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(70)	$(4,117)
Net cash used in investing activities	(5)	(3)
Net (decrease) in cash and restricted cash	$(75)	$(4,120)

Operating Activities

During the three months ended March 31, 2026, operating activities used $0.1 million of cash, primarily resulting from our loss from operations of $4.3 million, offset by changes in our operating assets and liabilities of $3.4 million. The net decrease in operating accounts was attributable to the decrease in accounts receivable reflective of the seasonal sales of PDT procedures, with higher sales in the fourth quarter, and collection in the first quarter of receivables outstanding at year-end.

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

Investing Activities

During the three months ended March 31, 2026 and 2025, net cash used in investing activities consisted of negligible fixed asset purchases.

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

Our significant accounting policies are described in more detail in Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in the 2025 Form 10-K.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. There were no material changes to our critical accounting estimates for the three months ended March 31, 2026, other than as noted below.

Loss Contingency for ITC Matter

With respect to the ITC Matter, our estimate of the loss is based on a bottoms-up cost model encompassing component procurement, field service travel and labor, return-to-base rework, regulatory and quality activities, and other costs. The estimate is sensitive to a number of assumptions that may change as remediation activities progress, including, in particular, (a) the labor and the associated travel and lodging costs, (b) the unit cost of the remediation and the foreign exchange rate at which it is procured, (c) the regulatory pathway determined for the remediation and (d) the timing and outcome of the suspended limited exclusion order and cease and desist order as to the ‘028 patent. A change in any of these assumptions could result in a material change in the recorded accrual, which would be recognized prospectively as a change in estimate in accordance with ASC 250-10-45-17.

Off-balance Sheet Arrangements

Other than those items reflected in Note 16. Commitments and Contingencies we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 16. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: May 14, 2026	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ E. Fred Leffler, III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer (Principal Financial Officer)

