Form 10-K/A
period 2025-12-31
Biofrontera Inc.
filed 2026-07-22
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders of Biofrontera Inc. (the “Company”) are incorporated by reference into Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (the “Original 10-K”). This Amendment No. 1 to Annual Report on Form 10-K (this “Form 10-K/A”) does not amend Part III of the Original 10-K.

EXPLANATORY NOTE

The Company is filing this Form 10-K/A to amend the Original 10-K solely to include Exhibit 3.3 in the exhibit index and to make other minor changes to the exhibit index. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the Company’s principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Accordingly, this Form 10-K/A consists solely of the cover page, this explanatory note, the exhibit index, and the exhibits filed herewith or incorporated by reference herein.

The Company has made no attempt in this Form 10-K/A to modify or update the Original 10-K other than as noted in the previous paragraph. Except as noted above, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K, including any amendments thereto.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)

The following documents are filed as part of this report:

(1)	No financial statements are filed with this Form 10-K/A. These items were included in Part II, “Item 8. Financial Statements and Supplementary Data” of the Original 10-K.

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	List of Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

2.1#	Share and Purchase Agreement dated March 25, 2019 between Biofrontera Newderm LLC, Biofrontera AG, Maruho Co. Ltd. And Cutanea Life Sciences, Inc. (incorporated by reference to Exhibit 4.13 to Biofrontera AG’s Form 20-F filed with the SEC on April 29, 2019).

2.2	Asset and Purchase Agreement dated November 6, 2025 between Biofrontera Inc. and Pelthos Therapeutics Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on November 7, 2025)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 3, 2021)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2023)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).

3.4	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc. filed April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

3.5	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of Biofrontera Inc., filed June 16, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2025)

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

3.8	Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

4.1	Description of Securities (filed as Exhibit 4.1 to the Original 10-K and incorporated herein by reference)

4.2	Form of IPO Unit Purchase Option (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.3	Warrant Agent Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021)

4.4	Form of Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

4.5	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

4.6	Form of 2022 Purchaser Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

4.7	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 28, 2022)

4.8	Stockholder Rights Agreement, dated as of October 13, 2022, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on October 14, 2022)

4.9	Amendment No. 1 to the Stockholder Rights Agreement, dated as of April 26, 2023, between Biofrontera Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 28, 2023)

4.10	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

4.11	Form of Senior Secured Convertible Note dated November 22, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)

10.1	Amended and Restated Master Contract Services Agreement, by and among the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on July 6, 2021)

10.2	Quality Agreement dated November 1, 2016, between the Company and Biofrontera Pharma GmbH (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 26, 2021).

10.3	Intercompany Services Agreement dated January 1, 2016, between the Company, Biofrontera AG, Biofrontera Pharma GmbH and Biofrontera Bioscience GmbH (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 16, 2021)

10.4†	Amended Employment Agreement dated October 1, 2021 – Hermann Lübbert (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Form S-1 filed with the SEC on October 1, 2021)

10.5†	2021 Omnibus Incentive Plan (as amended and restated on December 12, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 16, 2022)

10.6†	Form of Restricted Stock Unit Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021)

10.7†	Form of Nonqualified Stock Option Executive Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021)

10.8†	Form of Nonqualified Stock Option Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Form S-1 filed with the SEC on October 12, 2021)

10.9†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 filed with the SEC on October 12, 2021)

10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 3, 2021)

10.12†	Amendment to Amended Employment Agreement effective as December 15, 2021 and dated March 2, 2022 — Herman Lübbert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022)

10.13	Form of Securities Purchase Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.14	Form of Registration Rights Agreement for 2022 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022)

10.15	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2022)

10.16†	Employment Agreement —Fred Leffler (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 24, 2022)

10.17	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 31, 2022)

10.18#	Settlement Agreement dated April 11, 2023 between Biofrontera Inc., Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 12, 2023)

10.19	Securities Purchase Agreement, dated October 30, 2023, by and between Biofrontera Inc. and an institutional investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

10.20	Placement Agency Agreement, dated October 30, 2023, by and between Biofrontera Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 2, 2023)

10.21	Amendment to Common Stock Purchase Warrants, dated October 30, 2023, by and between Biofrontera Inc. and institutional investor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on November 2, 2023)

10.22	Amendment No. 1 to Settlement Agreement dated as of October 12, 2023, between Biofrontera Inc., Hermann Luebbert, John J. Borer, Loretta M. Wedge, Beth J. Hoffman, Kevin D. Weber and Biofrontera AG (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2023)

10.23	Form of Securities Purchase Agreement, dated February 19, 2024, by and among Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

10.24	Placement Agency Agreement, dated February 19, 2024, by and between Biofrontera Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2024)

10.25	Form of Securities Purchase Agreement dated November 21, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)

10.26	Security Agreement dated as of November 21, 2024 between the Company and the Collateral Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)

10.27†	2021 Omnibus Incentive Plan (as amended and restated on June 12, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 14, 2024)

10.28	Form of Securities Purchase Agreement, dated June 27, 2025, by and among Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2025)

10.29	Form of Agreement, dated June 30, 2025, by and among Biofrontera Inc. and Biofrontera AG (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on July 16, 2025)

10.30	Form of Asset Purchase Agreement, dated October 20, 2025, by and among Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025)

10.31	Form of Earnout Agreement, dated October 20, 2025, by and among Biofrontera Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025)

10.32†	Employment Agreement dated July 18, 2025—George P. Jones (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025)

10.33	Supply Agreement, dated December 12, 2025, by and among Biofrontera Discovery GmbH and Midas Pharma GmbH (filed as Exhibit 10.33 to the Original 10-K and incorporated herein by reference)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed with the SEC on March 20, 2025)

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on March 20, 2025)

23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm (filed as Exhibit 23.1 to the Original 10-K and incorporated herein by reference)

23.2	Consent of Marcum LLP, independent registered public accounting firm (filed as Exhibit 23.2 to the Original 10-K and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 31.1 to the Original 10-K and incorporated herein by reference)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 31.2 to the Original 10-K and incorporated herein by reference)

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.1 to the Original 10-K and incorporated herein by reference)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.2 to the Original 10-K and incorporated herein by reference)

97	Compensation Clawback Policy, as approved by the Board of Directors on November 29, 2023 (incorporated by reference to Exhibit 97.1 in the Company’s Form 10-K filed with the SEC on March 15, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woburn, Commonwealth of Massachusetts, on July 22, 2026.

BIOFRONTERA INC.

By:	/s/ Hermann Lübbert
Name:	Hermann Lübbert
Title:	Chief Executive Officer and Chairman

Signature	Title	Date

/s/ Hermann Lübbert	Chief Executive Officer and Chairman	July 22, 2026
Hermann Lübbert	(Principal Executive Officer)

/s/ E. Fred Leffler, III	Chief Financial Officer	July 22, 2026
E. Fred Leffler, III	(Principal Financial Officer) (Principal Accounting Officer)

/s/ John J. Borer	Director	July 22, 2026
John J. Borer

/s/ Beth J. Hoffman	Director	July 22, 2026
Beth J. Hoffman

/s/ Heikki Lanckriet	Director	July 22, 2026
Heikki Lanckriet

/s/ Kevin D. Weber	Director	July 22, 2026
Kevin D. Weber