Form 10-Q
period 2026-06-30
Biofrontera Inc.
filed 2026-08-13
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of August 11, 2026, there were 14,852,359 shares outstanding of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,659	$6,392
Investment, related party	8	9
Accounts receivable, net	5,545	7,291
Inventories	1,097	1,426
Prepaid expenses and other current assets	892	2,279
Other assets, related party	234	686

Total current assets	12,435	18,083

Inventories, long term	3,658	3,729
Property and equipment, net	2,139	2,158
Operating lease right-of-use assets	2,813	1,584
Intangible assets, net	2,568	2,650
Other assets	451	360

Total assets	$24,064	$28,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,315	1,855
Accounts payable, related parties, net	1,044	4,811
Operating lease liabilities	472	332
Accrued expenses and other current liabilities	4,710	4,897

Total current liabilities	10,541	11,895

Long-term liabilities:
Convertible notes payable, net	4,620	4,589
Warrant liabilities	526	351
Operating lease liabilities, non-current	2,412	1,240
Other liabilities	9	9

Total liabilities	18,108	18,084

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value, 20,000,000 shares authorized; no Series B-1; 1,850 and 2,050 Series B-2; 6,498 and 6,593 Series B-3; 9,707 and 10,719 Series C; and 3,019 Series D shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 14,206,126 and 11,648,323 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	12
Additional paid-in capital	139,243	138,413
Accumulated deficit	(133,301)	(127,945)

Total stockholders’ equity	5,956	10,480

Total liabilities and stockholders’ equity	$24,064	$28,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Product revenues, net	$12,003	$9,030	$22,087	$17,617

Operating expenses
Cost of revenues, related party	2,185	2,380	4,016	5,455
Cost of revenues, other	225	262	510	455
Selling, general and administrative	9,628	10,528	20,623	19,183
Selling, general and administrative, related party	41	69	42	76
Patent remediation expense	-	-	392	-
Research and development	448	870	1,348	2,077

Total operating expenses	12,527	14,109	26,931	27,246

Loss from operations	(524)	(5,079)	(4,844)	(9,629)

Other income (expense)
Change in fair value of warrant liabilities	44	153	(175)	702
Change in fair value of investment, related party	(1)	2	(1)	2
Interest expense, net	(126)	(115)	(251)	(220)
Other income (expense), net	26	(264)	(62)	(363)

Total other income (expense)	(57)	(224)	(489)	121

Loss before income taxes	(581)	(5,303)	(5,333)	(9,508)
Income tax expense	23	21	23	19

Net loss	$(604)	$(5,324)	$(5,356)	$(9,527)

Loss per common share:
Basic and diluted	$(0.05)	$(0.57)	$(0.44)	$(1.05)

Weighted-average common shares outstanding:
Basic and diluted	12,923,710	9,351,557	12,306,944	9,108,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2026	22,381	$-	11,873,323	$12	$138,755	$(132,697)	$6,070
Conversion of Series B-2 Preferred into Common	(200)	-	282,600	-	-	-	-
Conversion of Series B-3 Preferred into Common	(95)	-	134,235	-	-	-	-
Conversion of Series C Preferred into Common	(1,012)	-	1,619,463	2	(2)	-	-
Conversion of convertible notes into Common	-	-	296,505	-	227	-	227
Stock-based compensation	-	-	-	-	263	-	263
Net loss	-	-	-	-	-	(604)	(604)
Balance, June 30, 2026	21,074	-	14,206,126	14	139,243	(133,301)	5,956

Balance, January 1, 2026	22,381	$-	11,648,323	$12	$138,413	$(127,945)	$10,480
Conversion of Series B-2 Preferred into Common	(200)	-	282,600	-	-	-	-
Conversion of Series B-3 Preferred into Common	(95)	-	134,235	-	-	-	-
Conversion of Series C Preferred into Common	(1,012)	-	1,619,463	2	(2)	-	-
Conversion of convertible notes into Common	-	-	296,505	-	227	-	227
Issuance of shares for restricted stock units	-	-	225,000	-	-	-	-
Stock-based compensation	-	-	-	-	605	-	605
Net loss	-	-	-	-	-	(5,356)	(5,356)
Balance, June 30, 2026	21,074	$-	14,206,126	$14	$139,243	$(133,301)	$5,956

	Three and Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, April 1, 2025	10,129	-	8,873,932	9	122,072	(121,612)	469
Conversion of Series B-2 Preferred into Common	(725)	-	1,024,425	-	-		-
Conversion of Series B-3 Preferred into Common	(170)	-	240,210	-	-		-
Stock based compensation			-		187		187
Net loss		-		-	-	(5,324)	(5,324)
Balance, June 30, 2025	9,234	-	10,138,567	9	122,259	(126,936)	(4,668)

Balance, January 1, 2025	10,129	-	8,873,932	9	121,833	(117,409)	4,433
Conversion of Series B-2 Preferred into Common	(725)	-	1,024,425	-	-	-	-
Conversion of Series B-3 Preferred into Common	(170)	-	240,210	-	-	-	-
Stock based compensation		-	-	-	426	-	426
Net loss		-	-	-	-	(9,527)	(9,527)
Balance, June 30, 2025	9,234	-	10,138,567	9	122,259	(126,936)	(4,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(5,356)	$(9,527)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation and amortization	120	55
Reduction in the carrying amount of right-of-use assets	263	386
Stock-based compensation	605	426
Non-cash interest expense	259	240
Allowance for credit losses	40	(57)
Change in fair value of warrant liabilities	175	(702)
Realized/unrealized (gain)/ loss in investment, related party	1	(2)
Loss from termination of operating leases	4	-

Changes in operating assets and liabilities:
Accounts receivable	1,706	1,418
Other receivables, related party	(54)	-
Prepaid expenses and other assets	1,296	45
Other assets, related party	452	(953)
Inventories	386	2,618
Accounts payable	2,461	2,412
Accounts payable, related parties, net	(3,714)	(4,674)
Operating lease liabilities	(184)	(371)
Accrued expenses and other liabilities	(188)	1,524

Cash flows used in operating activities	(1,728)	(7,162)

Cash flows from investing activities
Purchases of property and equipment	(5)	(4)

Cash flows used in investing activities	(5)	(4)

Cash flows from financing activities
Proceeds from stockholder advances	-	8,500

Cash flows provided by financing activities	-	8,500

Net change in cash, cash equivalents	(1,733)	1,334
Cash, cash equivalents and restricted cash, at the beginning of the period	6,592	6,105

Cash, cash equivalents and restricted cash, at the end of the period	$4,859	$7,439

Supplemental disclosure of cash flow information
Interest paid	-	3
Income taxes paid, net	21	21

Supplemental non-cash financing activities
Addition of right-of-use assets in exchange for operating lease liabilities	$1,529	$98
Conversion of convertible note payable and PIK interest into common stock	$227	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware corporation (the “Company,” “we,” “us,” “our,” or “Biofrontera”), is a United States-based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz® as well as the BF-RhodoLED® and RhodoLED® XL lamp series (together, the “RhodoLED® Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (or “AKs”). With our national commercial team, we generate revenue by selling our products directly to dermatology offices and groups.

We conduct all clinical trials relating to Ameluz® in the United States through Biofrontera Discovery GmbH (“Discovery”), our wholly owned subsidiary organized under the laws of Germany and formed in February 2022. Our research and development (“R&D”) programs are focused on label expansion for Ameluz® as well as supporting PDT growth by improving the capabilities of the RhodoLED® Lamps to better fulfill the needs of dermatologists.

On October 20, 2025, the Company entered into (i) an Asset Purchase Agreement (the “Transfer Agreement”) and (ii) an Earnout Agreement (together with the Transfer Agreement, the “Agreements”) with Biofrontera AG and its consolidated subsidiaries (the “Biofrontera Group”), pursuant to which the Company acquired all rights in the United States (the “U.S. Rights”) to Ameluz® and RhodoLED® (the “Strategic Transaction”). In exchange for the U.S. Rights, and in addition to a monthly earnout payable to the Biofrontera Group and the Company’s assumption of all costs associated with the U.S. business, Biofrontera AG received 3,019 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”). The Strategic Transaction was funded through an $11.0 million investment by existing investors. See Note 13. Related Party Transactions for additional information.

On November 6, 2025, the Company completed the sale of the long-lived intangible asset relating to its Xepi product line. The Company received fixed consideration in the amount of $3.0 million and may receive up to $7.0 million of variable consideration contingent upon the buyer’s future activities. See Note 10. Asset Held for Sale, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for additional information.

On May 6, 2026, the U.S. International Trade Commission (the “Commission”) issued a Limited Exclusion Order (“LEO”) and cease and desist order (“CDO”) prohibiting the Company from importing and/or selling the RhodoLED® XL in the United States and restricting the Company from selling Ameluz® for use with the RhodoLED® XL (the “ITC Matter”). See Note 17. Commitments and Contingencies for additional information.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $1.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company’s accumulated deficit was $133.3 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of June 30, 2026, we had cash and cash equivalents of $4.7 million, compared to $6.4 million as of December 31, 2025.

As discussed above and in Note 17. Commitments and Contingencies, in connection with the ITC Matter, the Company has recorded an estimated remediation cost of $0.5 million and expects related cash disbursements to occur over the twelve months following July 6, 2026; these disbursements are reflected in the Company's cash flow forecasts used in this assessment. Based on currently available information, management does not expect this matter to materially impair the Company's core Ameluz® revenue base.

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

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz® in the United States while controlling expenses; drawing on a working capital line of credit; pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset expected in December 2026; and, if necessary, securing additional capital through equity or debt financings to support commercial expansion and R&D programs. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2026, the Company’s operating results for the three and six months ended June 30, 2026 and 2025, and the Company’s cash flows for the six months ended June 30, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2025 Form 10-K.

All amounts shown in these financial statements and tables are in thousands and amounts in the notes are in millions, except percentages and per share and share amounts.

With the exception of the accounting policies below, there have been no new or material changes to the significant accounting policies discussed in the 2025 Form 10-K.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements. The guidance is effective for the Company’s interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	June 30, 2026	December 31, 2025
Assets:
Investment, related party	1	$8	$9
Liabilities:
Warrant liability – 2023 Purchase Warrants	3	$434	$289
Warrant liability - 2022 Purchase Warrants	3	$41	$28
Warrant liability – 2022 Inducement Warrants	3	$51	$34
Total Liabilities		$526	$351

Investment, related party

As of June 30, 2026 and December 31, 2025, the Company owned 3,019 common shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

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

The 2023 Purchase Warrants, the 2022 Inducement Warrants and the 2022 Purchase Warrants were accounted for as liabilities as these warrants provide for a redemption right in the case of a fundamental transaction which fails the requirement of the indexation guidance under ASC 815-40. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations.

The Company utilizes a Black-Scholes-Merton (“BSM”) model to estimate the fair value of the warrant liabilities which is considered a Level 3 fair value measurement. Certain inputs utilized in our BSM model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities which could also result in material non-cash gain or loss being reported in our condensed consolidated statements of operations.

The fair value for the Level 3 warrants at June 30, 2026 and December 31, 2025 was estimated using a BSM model based on the following assumptions at each measurement date:

	June 30, 2026	December 31, 2025
Stock price	$0.95	$0.57
Expiration term (in years)	2.34	2.84
Volatility	95%	105%
Risk-free Rate	4.1%	3.51%
Dividend yield	0.0%	0.0%

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2026	2025
Fair value at beginning of period	$351	$1,250
Change in fair value of warrant liabilities	175	(702)
Fair value at end of period	$526	$548

4. Revenue

We generate revenue primarily through the sales of our products, Ameluz® and the RhodoLED® Lamps. Traditional PDT treatments using a lamp are performed more frequently during the winter. As such, our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

5. Cash Balances and Statements of Cash Flows Reconciliation

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the statements of cash flows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$4,659	$6,392
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$4,859	$6,592

Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheet.

6. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz® in the United States and are expected to be collected within twelve months of the balance sheet date. Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivable are segmented into pools of assets depending primarily on delinquency status, and reserve percentages are established for each pool of trade accounts receivable.

In determining the reserve percentages for each pool of trade accounts receivable, we considered our historical experience with certain customers, regulatory and legal environments and other relevant current and future forecasted macroeconomic factors. If we become aware of any customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded.

The allowance for credit losses was $0.2 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.

7. Inventories

Inventories are comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Inventory, short-term:
Finished product	$862	$1,426
Work in process	67	-
Raw materials	168	-
Total inventory, short-term	$1,097	$1,426
Inventory, long term
Finished product	$741	$1,102
Work in process	1,017	649
Raw materials	1,900	1,978
Total inventory, long-term	$3,658	$3,729
Total inventories	$4,755	$5,155

Our long-term inventory balance relates to the RhodoLED® Lamps. During the six months ended June 30, 2026, the Company recognized an inventory write-down of $0.1 million in connection with the U.S. International Trade Commission’s May 6, 2026 Notice of Final Determination (See Note 17. Commitments and Contingencies). The write-down was recognized to reduce the carrying value of the affected inventory to its net realizable value in accordance with ASC 330-10-35 and is presented within cost of revenues, other in the condensed consolidated statements of operations. Other than the write-down noted above, no inventory write-downs or obsolescence reserves were recognized during the three and six months ended June 30, 2026 and 2025 that were material to the condensed consolidated financial statements.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Value-added tax receivable	$80	$1,218
Licenses	267	403
Clinical trials	50	171
Insurance	105	151
Inventory	233	-
Other	157	336
Total	$892	$2,279

9. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Manufacturing equipment	$2,166	$2,126
Machinery & equipment	126	116
Computer equipment	54	102
Furniture & fixtures	58	81
Leasehold Improvements	7	-
Property and equipment, gross	2,411	2,425
Less: Accumulated depreciation	(272)	(267)
Property and equipment, net	$2,139	$2,158

Depreciation expense was not material to the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 and was recorded in the condensed consolidated statements of operations within cost of revenues or selling, general and administrative expense, depending on the nature and use of the underlying asset. As of June 30, 2026 and December 31, 2025, $1.8 million of manufacturing equipment acquired in connection with the Strategic Transaction had not yet been placed in service and is therefore not being depreciated. The Company will commence depreciation of these assets over their estimated useful lives upon being placed in service.

10. Intangible Assets, Net

Intangible assets, net are comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Intellectual property	$2,656	$2,656
Accumulated amortization	(98)	(24)
Intellectual property, net	2,558	2,632

Software	50	50
Accumulated amortization	(40)	(32)
Software, net	10	18

Intangible assets, net	$2,568	$2,650

Intangible assets consist primarily of intellectual property acquired in the Strategic Transaction, which was recorded at an acquisition-date fair value of $2.7 million and is being amortized on a straight-line basis over an estimated useful life of 18 years. Internal use software is amortized over three years.

Amortization expense was negligible and $0.1 million for the three and six months ended June 30, 2026, respectively, and negligible for the three and six months ended June 30, 2025. Amortization expense is recorded in the condensed consolidated statements of operations within cost of revenues or selling, general and administrative expense depending on the nature and use of the underlying intangible asset. No impairment losses were recognized for intangible assets during the three and six months ended June 30, 2026 and 2025.

Estimated future amortization expense as of June 30, 2026 is as follows:

Year (in thousands)	Amount
July – December 2026	$81
2027	148
2028	146
2029	146
2030	146
Thereafter	1,901
Total	$2,568

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Employee compensation and benefits	$2,225	$2,805
Professional fees	1,517	1,305
Patent remediation expense (See Note 17. Commitments and Contingencies – Legal Proceedings)	365	-
Research and development	332	410
Product revenue allowances and reserves	54	57
Other	217	320
Total	$4,710	$4,897

12. Debt

Convertible Notes Payable

On November 22, 2024, the Company issued $4.2 million in an aggregate principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) pursuant to a Securities Purchase Agreement entered into on November 21, 2024 with its principal stockholders.

The Notes bear interest at 10.0% per annum, payable in-kind (“PIK”) through the issuance of additional principal on a quarterly basis. In the Event of Default (as defined in the Notes), the interest will increase to 15% per annum from the date of written notice from the holder. The Notes may be converted at any time into shares of the Company’s common stock at a conversion price of $0.78 per share subject to customary adjustments for stock splits, stock dividends and recapitalizations, as described in the Notes.

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

The Notes provide for customary events of default and contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder would exceed 9.99% immediately after conversion. There were no events of default at June 30, 2026.

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

On May 11, 2026, one of the Note holders exercised its right to convert its $0.2 million aggregate principal amount of Notes, together with a negligible amount of accrued PIK interest, into 296,505 shares of the Company’s common stock at the conversion price of $0.78 per share. The carrying value of the converted Notes, net of allocable unamortized debt issuance costs, was reclassified to stockholders’ equity, and no gain or loss was recognized on the conversion in accordance with ASC 470. No other conversions have occurred since issuance.

During the three and six months ended June 30, 2026, the Company recognized interest expense of $0.1 million and $0.2 million, respectively, and minimal discount amortization. During the three and six months ended June 30, 2025 the Company recognized interest expense of $0.1 million and $0.2 million, respectively, and minimal discount amortization. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Notes was $4.6 million, which is shown net of the remaining unamortized issuance cost of $0.1 million.

13. Related Party Transactions

We consider Biofrontera Group to be a related party, as prior to the Strategic Transaction, we relied on the Biofrontera Group as the sole supplier of Ameluz® and the RhodoLED® Lamps, and following the Strategic Transaction, it holds all 3,019 shares of our Series D Preferred Stock.

License and Supply Agreement

Under the Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”), which was applicable for any tubes purchased through May 31, 2025, the Company had an exclusive, non-transferable license to market and sell its previously licensed products, Ameluz® and RhodoLED® Lamps, in the United States and was required to purchase the previously licensed products exclusively from Biofrontera Pharma GmbH (the “Former Ameluz Licensor”). Pursuant to the Second A&R Ameluz LSA, the price paid was set at twenty-five percent of the anticipated net selling price per unit through 2025 (the “Transfer Price”), which covered the cost of goods, royalties on sales, and services, including all regulatory efforts, agency fees, pharmacovigilance, and patent administration.

The Second A&R Ameluz LSA provided for the transfer of responsibilities for clinical trials relating to Ameluz® in the US on June 1, 2024, including the Company assuming related contracts and transferring key personnel from the Former Ameluz Licensor to the Company.

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

Strategic Transaction with Biofrontera Group

The Company entered into the Strategic Transaction on October 20, 2025. See Note 1. Organization and Business Overview for more information.

Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay an earnout of 12% in years where Ameluz® revenues in the United States are less than $65.0 million and an earnout of 15% in years when Ameluz® revenues in the United States exceed $65.0 million, continuing until the expiration of patent protection on Ameluz®. The earnout replaces a transfer pricing model under the now terminated Second A&R Ameluz LSA. At the acquisition date, the Company evaluated the terms of the earnout arrangement and concluded that the amount of contingent consideration was not reasonably estimable due to the significant uncertainty associated with the timing and magnitude of future net sales. Accordingly, no amount related to the earnout was included in the initial measurement of the cost of the acquired assets. The Company has elected to account for contingent consideration in an asset acquisition as the contingency is resolved (earned and payable). No contingent consideration liability is recognized for amounts not yet earned.

The Company also agreed to assume the defense of co-defendant Biofrontera Group and all costs associated therewith in connection with certain legal actions pending in the United States which will be paid directly to the legal advisors by the Company. Details of the legal claims are disclosed in Note 17. Commitments and Contingencies – Legal Proceedings.

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

If the Company does not achieve the Minimum Order Amount as defined in Note 17. Commitments and Contingencies for two consecutive calendar years starting on January 1, 2026, then the Biofrontera Group will have the right to terminate the Agreements and recover all assets transferred to the Company.

Amounts Due and Payable

Amounts due and payable to the Biofrontera Group as of June 30, 2026 and December 31, 2025 were $1.0 million and $4.8 million, respectively, and were recorded in accounts payable, related parties and when applicable, net of accounts receivable, in the condensed consolidated balance sheets. Amounts due from the Biofrontera Group as of June 30, 2026 and December 31, 2025 were $0.2 million and $0.7 million, respectively, and recorded as other assets, related party.

Inventory Purchases

Purchases from the Biofrontera Group of the previously licensed products (inclusive of estimated and actual purchase price adjustments) were $0.4 million and $0.8 million during the three and six months ended June 30, 2026, respectively. There were no inventory purchases from the Biofrontera Group for the three months ended June 30, 2025 and purchases of $3.0 million were made during the six months ended June 30, 2025. These purchases were recorded in inventories in the condensed consolidated balance sheets, and, when sold, in cost of revenues, related party in the condensed consolidated statements of operations.

Earnout

For the three and six months ended June 30, 2026, the Company expensed $1.4 million and $2.6 million, respectively, in earnouts in connection with the Strategic Transaction. The earnout was recorded in cost of revenues, related party in the condensed consolidated statements of operations. There were no earnout payments for the three and six months ended June 30, 2025.

Other

In November 2024, the Company issued $4.2 million in aggregate principal amount of Notes to certain stockholders. For each of the periods ended June 30, 2026 and December 31, 2025, the outstanding balance of the Notes was $4.6 million, including PIK interest. See Note 12. Debt-Convertible Notes Payable.

14. Stockholders’ Equity

Under the Company’s Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation, filed June 16, 2025, the Company is authorized to issue 70,000,000 shares of common stock, and 20,000,000 shares of preferred stock, par value $0.001 per share. The rights and preferences of the Company’s common stock and preferred stock are described in Note 17. Stockholders’ Equity, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of the Company’s 2025 Form 10-K and are unchanged as of June 30, 2026.

Common Stock:

The holders of common stock are entitled to one vote for each share held. The Company has not declared any dividends since inception.

During the six months ended June 30, 2026, the Company issued 225,000 shares of common stock upon the vesting of restricted stock units (“RSUs”) under the 2021 Omnibus Incentive Plan (“2021 Plan”) (see Note 15. Equity Incentive Plans and Share-Based Payments). No shares of common stock were issued for RSUs during the three months ended June 30, 2026.

During the three months ended June 30, 2026, the Company issued an aggregate of 2,332,803 shares of common stock in connection with conversions of outstanding securities, consisting of (i) 282,600 shares issued upon the conversion of 200 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock”) at a conversion ratio of 1,413-to-one, (ii) 134,235 shares issued upon the conversion of 95 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) at a conversion ratio of 1,413-to-one, (iii) 1,619,463 shares issued upon the conversion of 1,012 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a conversion ratio of 1,600.26-to-one, and (iv) 296,505 shares issued upon the conversion of $231,274 aggregate principal amount and accrued PIK interest of the Company’s Notes (consisting of $200,000 of principal and $31,274 of accrued PIK interest) at a conversion price of $0.78 per share. No shares of common stock were issued upon the exercise of warrants during the three or six months ended June 30, 2026.

Warrants

As of June 30, 2026, the Company had outstanding warrants to purchase an aggregate of 2,269,356 shares of common stock with an exercise price range of $3.55 to $100.00 per share and expiration dates ranging from November 2026 to November 2028. No warrants were issued, exercised, expired, forfeited or otherwise modified during the three or six months ended June 30, 2026. The Company’s outstanding warrants as of June 30, 2026 were as follows:

Warrants	Number of Shares	Exercise Price	Expiration Date
Liability classified (See Note 3. Fair Value Measurements)	2,192,736	$3.55	11/02/2028
Equity classified	76,620	100.00	11/02/2026

The liability-classified warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. See Note 3. Fair Value Measurements for the change in fair value recognized during the six months ended June 30, 2026.

Preferred Stock:

During the three months ended June 30, 2026, 200 shares of Series B-2 Preferred Stock, 95 shares of Series B-3 Preferred Stock and 1,012 shares of Series C Preferred Stock were converted into shares of common stock as described above under Common Stock. There were no other changes in any series of preferred stock during the three and six months ended June 30, 2026.

Shares of preferred stock issued and outstanding at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025	Conversion Price
Series B-2 Convertible Preferred Stock	1,850	2,050	$0.7074
Series B-3 Convertible Preferred Stock	6,498	6,593	$0.7074
Series C Convertible Preferred Stock	9,707	10,719	$0.6249
Series D Convertible Preferred Stock	3,019	3,019	$0.6249

All series of preferred stock outstanding as of June 30, 2026 are classified as permanent equity on the Company’s condensed consolidated balance sheets. The Series C Preferred Stock and Series D Preferred Stock were reclassified from mezzanine equity to permanent equity following the Company’s September 16, 2025 special meeting of stockholders, in accordance with the limited exception under ASC 480-10-S99-3A(3)(f).

Convertible Debt

The Notes issued in November 2024 originally allowed for up to 5,384,615 shares of common stock to be issued upon conversion of principal, plus additional shares issuable upon conversion of accrued PIK interest. During the three and six months ended June 30, 2026, a portion of the Notes representing $0.2 million of aggregate principal amount and accrued PIK interest was converted into 296,505 shares of common stock at a conversion price of $0.78 per share. No other conversions have occurred since issuance. As of June 30, 2026, the remaining $4.0 million of principal was convertible into 5,128,205 shares of common stock, exclusive of additional shares issuable upon conversion of accrued and unpaid PIK interest. The remaining unconverted portion of the Notes outstanding as of June 30, 2026, is detailed in Note 12. Debt – Convertible Notes Payable.

15. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In July 2021, the Board adopted, and our stockholders approved, the 2021 Plan, under which the maximum contractual term for stock options is 10 years. In June 2026, our stockholders approved the amendment and restatement of the 2021 Plan, including to increase the total number of shares of common stock authorized from 3,750,000 to 8,750,000. As of June 30, 2026, there were 5,178,852 shares available for future awards under the amended 2021 Plan.

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

The assumptions and key inputs used in the BSM model for the stock options granted during the six months ended June 30, 2026 were as follows: exercise price of $0.78 to $0.90, risk-free rate of 3.7% to 3.8%, volatility of 100%, a dividend yield of 0.0% and expected term of 5.27 years to 6 years. There were no equity grants awarded during the six months ended June 30, 2025.

Share-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, was recorded in selling, general and administrative expenses, with a negligible amount recorded in research and development in the accompanying condensed consolidated statements of operations.

Options outstanding and exercisable under the employee share option plan as of June 30, 2026 and a summary of option activity during the six months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2025	1,886,718	$2.70	7.46	-
Granted	815,088	$0.89	-	-
Exercised	-	$-	-	-
Canceled or forfeited	(31,338)	$2.49	-	-
Outstanding at June 30, 2026	2,670,468	$2.15	7.75	$46
Exercisable at June 30, 2026	712,097	$5.06	6.41	$1

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at June 30, 2026.

As of June 30, 2026, there was $0.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.30 years.

Share-Based Compensation (RSUs)

RSU-related share-based compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million for both the three and six months ended June 30, 2025 was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	412,500	-	$0.99
Awarded	237,500	-	$0.90
Issued	(225,000)	-	$1.06
Forfeited	-	-	$-
Unvested balance at June 30, 2026	425,000	0.91	$0.90

As of June 30, 2026, there was $0.3 million of unrecognized compensation related to unvested RSUs, which is expected to be recognized over a period of 1.41 years.

16. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(604)	$(5,324)	$(5,356)	$(9,527)
Weighted average common shares outstanding, basic and diluted	12,923,710	9,351,557	12,306,944	9,108,091
Net loss per share, basic and diluted	$(0.05)	$(0.57)	$(0.44)	$(1.05)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

	June 30,
	2026	2025
Common stock warrants	2,269,356	2,269,356
Common stock options and RSUs	3,095,468	1,740,679
Unit Purchase Options	20,182	20,182
Series B convertible preferred stock	11,795,724	13,047,642
Series C convertible preferred stock	15,533,724	-
Series D convertible preferred stock	4,831,185	-
Convertible notes	6,009,921	5,716,926
Total	43,555,560	22,794,785

17. Commitments and Contingencies

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

The Company also leases office and warehouse space at Hemmelrather Weg 201, 51377 Leverkusen, Germany under an operating lease agreement commencing on January 1, 2026, with a lease term of 10 years with automatic twelve-month renewal periods thereafter unless terminated by either party upon twelve months’ prior written notice. The Company has not included any of the automatic twelve-month renewal periods in the lease term used to measure the operating lease liability, as the Company is not reasonably certain to exercise these renewal options at lease commencement. The new lease arrangement resulted in $1.3 million of right-of-use-assets obtained in exchange for new operating lease liabilities. The lease includes an initial rent-free period of three months, with the base rent subject to adjustment if the German consumer price index moves by ten percent or more from the lease commencement date or most recent adjustment. In connection with the lease, the Company provided a security deposit in the amount of $0.1 million.

The Company leases vehicles under a master agreement, pursuant to which each vehicle is leased for an initial non-cancelable term of twelve months, and thereafter on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through August 2029.

Operating lease cost was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 6.5 years and the weighted-average discount rate was 9.9%.

Future lease payments under non-cancelable leases as of June 30, 2026 were as follows (in thousands):

Years ending December 31,	Future lease commitments
July – December 2026	389
2027	663
2028	630
2029	591
2030	558
Thereafter	1,095
Total future minimum lease payments	$3,926
Less imputed interest	$(1,042)
Total lease liability	$2,884

Minimum Sales or Minimum Order

Until the earlier to occur of (i) the Company manufactures orders meeting one million tubes of Ameluz® during the period from June 1, 2025 through May 31, 2031, or (ii) the expiration of patent protection, which is expected to occur in December 2043 (the “Asset Reversion Term”), starting January 1, 2026 and continuing until the end of the Asset Reversion Term, the Company shall be required to manufacture or order from suppliers at least 80,000 tubes of Ameluz® per year (the “Minimum Order Amount”). The Company is on track to meet the annual Minimum Order Amount by the end of the year.

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three and six months ended June 30, 2026 or 2025.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of ASC 450, Contingencies. The Company expenses as incurred the legal costs related to such legal proceedings.

Legal Proceedings

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

Separately, on June 26, 2024 and June 27, 2024, SUN filed two complaints against Biofrontera, Biofrontera AG, Biofrontera Pharma, and Biofrontera Bioscience with the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) and the Commission, both alleging that the RhodoLED® XL infringes either/both of two patents held by SUN (individually, the “‘028 Patent” and the “‘512 Patent,” and collectively the “SUN Patents”). The complaint filed in the Massaschusetts District Court has been held in abeyance pending the completion of the investigation before the Commission and any subsequent appeals.

In the Commission proceeding, a hearing was held in front of an administrative law judge (“ALJ”) between June 30, 2025 and July 3, 2025, and on September 30, 2025, the ALJ issued an Initial Determination (“ID”) finding the SUN Patents to be valid and infringed, and that importation of Biofrontera’s RhodoLED® XL violates Section 337 of the Tariff Act of 1930. Following review by the Commission (during which time the ID had no immediate effect), on May 6, 2026, the Commission adopted the ID in its Final Determination (“FD”) and issued a LEO and corresponding cease and desist order (“CDO”), prohibiting the Company from importing and/or selling the RhodoLED® XL in the United States and restricting the Company from importing or selling Ameluz® for use with the RhodoLED® XL. Importation and sale of Ameluz for use with the BF-RhodoLED is not affected. The LEO and CDO were both subject to a 60-day Presidential Review period that concluded on July 6, 2026, prior to which time the Company was permitted to continue to import and sell the RhodoLED® XL (and Ameluz® for use with the RhodoLED® XL) and after which the Company has implemented measures to comply with the CDO and LEO, including but not limited to ceasing importation and sales of the RhodoLED® XL (and Ameluz® for use with the RhodoLED® XL).

Separately, Biofrontera challenged the validity of the SUN Patents by filing separate petitions for inter partes review (“IPR”) at the United States Patent Trial and Appeal Board (“PTAB”) for each of the SUN Patents. The IPR filed in relation to the ‘512 Patent was discretionarily denied by the PTAB on July 2, 2025 for administrative reasons. However, the IPR filed in relation to the ‘028 Patent was instituted in February 2025, and the PTAB issued a final written decision on February 23, 2026 (the “FWD”) finding all challenged claims in the ‘028 Patent to be unpatentable. On March 25, 2026, SUN requested that the Director of the United States Patent and Trademark Office (“USPTO”) review the FWD and either reverse and vacate the PTAB’s FWD, or vacate the PTAB’s FWD and de-institute the IPR, which the Company opposed. On July 29, 2026, the USPTO Director granted SUN’s request, vacating the PTAB’s FWD and dismissing the IPR concerning the ‘028 Patent.

The Company may appeal both the Commission’s determination and the USPTO Director’s decision to the U.S. Court of Appeals for the Federal Circuit. In addition, on June 4, 2026, the Company submitted a ruling request to U.S. Customs and Border Protection regarding a redesigned version of the RhodoLED® XL that the Company contends falls outside the purview of the LEO and CDO. No ruling has been issued and a response is expected in September or October 2026.

The Company evaluated this matter and concluded that a loss is probable and reasonably estimable as of the balance sheet date. As such, the total estimated remediation cost of $0.5 million, representing management’s best estimate within a range of $0.4 million to $0.6 million, has been recognized as a $0.4 million charge to operating expenses within patent remediation expense and a $0.1 million charge to cost of revenues, other on the condensed consolidated statements of operations for the six months ended June 30, 2026, offset with an inventory write-down of $0.1 million, presented as a reduction of inventories on the condensed consolidated balance sheets, in accordance with ASC 330-10-35; and an accrued remediation liability of $0.4 million, presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Company continues to deny SUN's infringement allegations and disagrees with the Commission's Final Determination. The Company is complying, and intends to continue to comply, with the LEO and CDO for so long as they remain in effect. While there can be no assurance that any appeal will be successful or that the orders will be modified, rescinded, or stayed, the Company intends to continue to defend the remaining above-referenced matters vigorously.

Based on the Company’s assessment of the facts underlying the above-referenced patent matters, as well as the uncertainty of litigation, except as stated above, the Company cannot estimate the possibility of a material loss, nor the potential range of loss that may result from either action. Money damages are not available to SUN based on the ruling by the Commission or any related appeals. If the final resolution of the case before the Massachusetts District Court is adverse to the Company, it could have a material impact on the Company’s financial position, results of operations, or cash flows.

18. Segment Reporting

The Company operates as one operating segment that derives revenue primarily from our principal product, Ameluz®, which is a prescription drug approved for use in PDT using our RhodoLED® Lamps, for the treatment of AKs. We are currently selling Ameluz® for this indication in the United States. Ameluz® (including the RhodoLED® Lamps) accounts for substantially all of our revenue.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss to allocate resources and assesses financial performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues, net	$12,003	$9,030	$22,087	$17,617

Operating expenses:
Cost of revenues	2,410	2,642	4,526	5,910
Direct sales	2,131	1,774	4,271	3,576
Sales support	2,267	2,100	4,816	4,196
General and administrative	4,397	6,464	9,732	11,011
Manufacturing related	135	-	629	-
Regulatory and product affairs	368	-	479	-
Patent remediation expense	-	-	392	-
Research and development	448	870	1,348	2,077
Other operating expenses	371	259	738	476
Total operating expenses	12,527	14,109	26,931	27,246
Loss from operations	(524)	(5,079)	(4,844)	(9,629)
Other income (expense), net	(57)	(224)	(489)	121
Loss before income taxes	(581)	(5,303)	(5,333)	(9,508)
Income tax expense	23	21	23	19
Net loss	$(604)	$(5,324)	$(5,356)	$(9,527)

19. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of June 30, 2026 through the date this Quarterly Report on Form 10-Q was submitted to the Securities and Exchange Commission and identified the following material subsequent event.

On July 8, 2026 391 shares of Series B-2 Convertible Preferred Stock were converted into 552,483 shares of the Company's common stock, at the 1,413-to-one conversion ratio described in Note 13. Stockholders' Equity. The conversion did not involve the payment or receipt of cash, and no gain or loss was recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the second quarter of 2026 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.” References to “Former Ameluz Licensor” refers to Biofrontera Pharma GmbH and references to the “Biofrontera Group” refer to Biofrontera AG and its consolidated subsidiaries.

Trademarks, Trade Names, and Service Marks

All trademarks, trade names, and service marks appearing in this Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Form 10-Q may be referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert their rights thereto to the fullest extent under applicable law. We do not intend to use or display other companies’ trademarks, trade names, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-Q constitute “forward-looking statements.” Such statements include estimates of our expenses, future revenue, capital requirements, our need for additional financing, statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing licensed products to market, the timeline for regulatory review and approval of our licensed products, and other statements that are not historical facts. The words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential,” “target,” “goal,” “assume,” “would,” “could” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should read this Form 10-Q and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make.

Factors that may cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our products;

●	our ability to expand, manage and maintain our direct sales and marketing efforts, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	changes in our relationship with our manufacturing partners and the possible impact of tariffs;

●	our ability to manufacture our products;

●	our ability to adequately protect our intellectual property and operate the business without infringing upon the intellectual property rights of others;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation and group purchasing organizations (“GPOs”) in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third-party payors for our products, or procedures using our products significantly declines;

●	our ability to market, commercialize, achieve market acceptance for and sell our products;

●	the fact that product quality issues or product defects may harm our business;

●	any claims brought against the Company, including but not limited to product liability claims, claims of patent infringement, or claims challenging the validity of our intellectual property;

●	our ability to maintain compliance with The Nasdaq Stock Market, LLC (“Nasdaq”) continued listing standards;

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of research, development and preclinical studies and clinical trials for our products;

●	our ability to obtain and maintain the regulatory approvals necessary for the marketing of our products in the United States; and

●	those risks listed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) entitled “Risk Factors.”

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

Overview

Biofrontera Inc. is a United States-based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz® as well as the BF-RhodoLED® and RhodoLED® XL lamp series (together, the “RhodoLED® Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (“AKs”). We generate revenue by selling our products, through our national commercial team, directly to dermatology offices and groups in the United States.

We conduct our clinical development activities and hold certain manufacturing-related assets through Discovery, our wholly owned German subsidiary. Our research and development (“R&D”) programs are focused on label expansion for Ameluz® and on enhancing the RhodoLED® Lamps to support adoption of PDT in the United States. See Note 1. Organization and Business Overview in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information about the Company and its subsidiary.

Recent Key Developments

Strategic Transaction with the Biofrontera Group. On October 20, 2025, we entered into (i) an Asset Purchase Agreement (the “Transfer Agreement”) and (ii) an Earnout Agreement (together with the Transfer Agreement, the “Agreements”), with the Biofrontera Group, pursuant to which the Company finalized the agreements to acquire all rights in the United States (the “U.S. Rights”) to Ameluz® and the RhodoLED® Lamps (the “Strategic Transaction”). Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay a monthly earnout of 12% of United States revenues of Ameluz® in years when United States net sales are $65.0 million or less and an earnout of 15% on all revenue in years when United States net sales of Ameluz® exceed $65.0 million, continuing until the expiration of patent protection on Ameluz® allows for generic competition in the United States. The earnout replaces a transfer pricing model under the Company’s Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”) by and among the Company and the Biofrontera Group, which has now been terminated pursuant to the Agreements. The new structure reduces overall cost for the Company and is expected to accelerate the Company’s timeframe to reach break-even. The results of operations for the three and six months ended June 30, 2026 reflect this revised cost structure, while the results of operations for the three and six months ended June 30, 2025 reflect the prior transfer-pricing model. Period-over-period comparisons of cost of revenues and related-party cost of revenues are therefore affected by this change, as discussed further under “Results of Operations” below. See Note 13. Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Compliance with Nasdaq Listing Standards. On December 31, 2025, we received a letter from Nasdaq notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On May 6, 2026, we received written notification from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement and that the matter is closed. There can be no assurance that we will maintain compliance with the Minimum Bid Price Requirement or other continued listing standards in the future. See Note 2. Summary of Significant Accounting Policies – The Nasdaq Stock Market, LLC Compliance in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

ITC Matter. On May 6, 2026, the International Trade Commission issued a Notice of Final Determination finding a violation of Section 337 of the Tariff Act of 1930 with respect to two asserted patents involving certain components of our RhodoLED® XL Lamps. The Commission issued a Limited Exclusion Order and Cease and Desist Orders, with the orders relating to the ‘028 patent suspended pending further proceedings before the U.S. Patent Trial and Appeal Board. See Note 17. Commitments and Contingencies for additional information regarding this matter, which is referred to herein as the “ITC Matter.”

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

We devote a substantial portion of our cash resources to the commercialization of Ameluz® and the RhodoLED® Lamps. We have financed our operating and capital expenditures through cash proceeds generated from our product sales, proceeds received from convertible notes and equity financings.

We believe that important measures of our results of operations include product revenue, operating income (loss) and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”; a non-GAAP measure). Our sole source of product revenue is sales of Ameluz® and the RhodoLED® Lamps. Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on product sales expansion to drive revenue growth and improve operating efficiencies, including effective resource utilization, information technology leverage, and overhead cost management.

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

Components of Our Results of Operations

Product Revenues, Net

We generate product revenues through the sale of our products Ameluz® and RhodoLED® Lamps. Revenues from product sales are recorded net of trade discounts and allowances and government rebates.

The primary factors that determine our revenue derived from our products are:

●	the level of orders generated by our sales force;

●	the level of prescriptions and institutional demand for our products; and

●	unit sales and average sales price.

Cost of Revenues, Related Party

Cost of revenues, related party, relating to inventory purchased from the Biofrontera Group is comprised of purchase costs of our products, Ameluz® and RhodoLED® Lamps, from Biofrontera Pharma GmbH and insignificant inventory adjustments due to scrapped, expiring and excess products.

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

Selling, General and Administrative Expenses, Related Party

Selling, general and administrative expenses, related party, relate to the services provided by the Biofrontera Group, primarily for regulatory support and pharmacovigilance. These expenses were charged to us based on costs incurred plus 6% in accordance with the Amended and Restated Master Contract Services Agreement entered into in December 2021.

Patent Remediation Expense

The estimated remediation cost with respect to the ITC Matter of $0.5 million, representing management’s best estimate within a range of $0.4 million to $0.6 million, has been recognized as a $0.4 million charge to operating expenses within patent remediation expense and a $0.1 million charge to cost of revenues, other on the condensed consolidated statements of operations for the six months ended June 30, 2026. See Note 17. Commitments and Contingencies for additional information regarding the ITC Matter.

Research and Development

We conduct all clinical trials for Ameluz® in the United States through Biofrontera Discovery GmbH, allowing for more effective cost management and direct oversight of trial efficiency. Our R&D expenses include costs directly attributable to the clinical development of Ameluz®, including personnel-related expenses, the cost of services provided by outside contractors, including services related to the Company’s clinical trial sites, facilities, depreciation, and other direct and allocated expenses. Along with our Ameluz® clinical trials, our R&D program also aims to improve the capabilities of our RhodoLED® Lamps to better fulfill the needs of dermatologists and improve the effectiveness of our commercial team by letting sales representatives carry approved devices with them, allowing for easier product demonstrations and evaluations. All costs associated with R&D are expensed as incurred.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30:

(in thousands)	2026	2025	Change

Product revenues, net	$12,003	$9,030	$2,973

Operating expenses:
Cost of revenues, related party	2,185	2,380	(195)
Cost of revenues, other	225	262	(37)
Selling, general and administrative	9,628	10,528	(900)
Selling, general and administrative, related party	41	69	(28)
Research and development	448	870	(422)
Total operating expenses	12,527	14,109	(1,582)
Loss from operations	(524)	(5,079)	4,555

Other income (expense):
Change in fair value of warrant liabilities	44	153	(109)
Change in fair value of investment, related party	(1)	2	(3)
Interest expense, net	(126)	(115)	(11)
Other income (expense), net	26	(264)	290
Total other income (expense)	(57)	(224)	167
Loss before income taxes	(581)	(5,303)	4,722
Income tax expense	23	21	2
Net loss	$(604)	$(5,324)	$4,720

Product Revenues, net

Net product revenue for the three months ended June 30, 2026 was $12.0 million, an increase of $3.0 million, or 32.9%, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher Ameluz® net sales, reflecting $2.6 million or 30.0% growth in unit volume. Of the $2.6 million volume-driven revenue increase, approximately $1.9 million is attributable to accelerated order timing from certain customer accounts in anticipation of supply restrictions resulting from the ITC Matter, with the remainder reflecting improved sales execution and strategic sales team management. Additionally, a price increase implemented in the fourth quarter of 2025 contributed $0.3 million revenue increase.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended June 30, 2026 was $2.2 million, a decrease of $0.2 million, or 8.2%, compared to the three months ended June 30, 2025. The decrease was primarily driven by a reduction in the purchase price of Ameluz® resulting from the Strategic Transaction, which transitioned the Company from the transfer pricing model in place under the now-terminated Second A&R Ameluz LSA, which was 25% of net revenue, to a significantly lower cost structure comprised only of Ameluz® direct cost and the 12% earnout applied to net revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $9.6 million, compared to $10.5 million for the three months ended June 30, 2025. The decrease of $0.9 million was primarily driven by a $2.1 million reduction in general and administrative expenses, mainly from lower litigation-related legal fees as legal activity levels that peaked in the three months ended June 30, 2025 did not recur. This was partially offset by planned increases in direct sales of $0.4 million and sales support of $0.2 million, reflecting the Company’s continued investment in its commercial operations to support the 30% growth in Ameluz® sales volume achieved in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as well as $0.5 million of costs from manufacturing, regulatory and product affairs, activities that were new in 2026.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2026 were $0.4 million, a decrease of $0.4 million compared to the three months ended June 30, 2025. The decrease was primarily attributable to certain clinical trials reaching substantial completion ahead of their originally planned timelines, resulting in lower trial-related expenditures in the current year period. In connection with the winding-down of our moderate to severe acne clinical trial, we reversed previously recorded accruals during the three months ended June 30, 2026, reflecting actual costs incurred upon substantial completion of the trial that were lower than previously estimated. This reversal is reflected as a credit within the moderate to severe acne category in the table below.

The following table summarizes the major categories of our R&D expenses for the three months ended June 30:

(in thousands)	2026	2025
Actinic keratosis	$82	$90
Moderate to severe acne	(5)	91
Superficial basal cell carcinoma	17	279
Personnel-related costs	323	402
Other research and development	31	8
Total	$448	$870

Comparison of the Six Months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30:

(in thousands)	2026	2025	Change

Product revenues, net	$22,087	$17,617	$4,470

Operating expenses:
Cost of revenues, related party	4,016	5,455	(1,439)
Cost of revenues, other	510	455	55
Selling, general and administrative	20,623	19,183	1,440
Selling, general and administrative, related party	42	76	(34)
Patent remediation expense	392	-	392
Research and development	1,348	2,077	(729)
Total operating expenses	26,931	27,246	(315)
Loss from operations	(4,844)	(9,629)	4,785

Other income (expense):
Change in fair value of warrant liabilities	(175)	702	(877)
Change in fair value of investment, related party	(1)	2	(3)
Interest expense, net	(251)	(220)	(31)
Other expense, net	(62)	(363)	301
Total other income (expense)	(489)	121	(610)
Loss before income taxes	(5,333)	(9,508)	4,175
Income tax expense	23	19	4
Net loss	$(5,356)	$(9,527)	$4,171

Product Revenues, net

Net product revenue for the six months ended June 30, 2026 was $22.1 million, an increase of $4.5 million, or 25.4%, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher Ameluz® net sales, driven by growth in unit volume reflecting improved sales execution and strategic sales team management contributing approximately $2.1 million to revenue growth, as well as accelerated order timing from certain customer accounts in anticipation of supply restrictions resulting from the ITC Matter contributing approximately $1.9 million to revenue growth. Additionally, a higher average effective selling price following a list price adjustment implemented in the fourth quarter of 2025 contributed $0.4 million to revenue growth.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the six months ended June 30, 2026 was $4.0 million, a decrease of $1.4 million, or 26.4%, compared to the six months ended June 30, 2025. The decrease was primarily driven by a reduction in the Ameluz® unit cost of $3.8 million resulting from the Strategic Transaction, as explained above. This decrease was partially offset by $2.6 million of earnout expense recognized under the royalty arrangement effective in the second half of 2025, with no comparable charge in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 were $20.6 million, an increase of $1.4 million, or 7.5%, compared to the six months ended June 30, 2025. The increase was primarily driven by $0.7 million of higher direct sales expenses and $0.6 million of higher sales support expenses, reflecting headcount growth and increased commercial activity in support of Ameluz® sales volume growth, as well as $1.1 million of combined costs from manufacturing and regulatory and product affairs. These increases were partially offset by a $1.3 million decrease in general and administrative expenses, driven by lower litigation-related legal fees.

Patent Remediation Expense

During the six months ended June 30, 2026, we recognized a total charge of $0.5 million reflecting the estimated cost to remediate the affected units of our RhodoLED® XL Lamps in response to the ITC Matter. The total charge comprises (i) an inventory write-down of $0.1 million to reduce the carrying value of affected finished goods inventory and obsolete components in raw materials to net realizable value in accordance with ASC 330-10-35, which were charged to cost of revenues, other, and (ii) an accrued remediation liability of $0.4 million for the future cost activities charged to patent remediation expense.

We expect to incur the cash component of these costs over the twelve months following the 60-day Presidential Review period, which concluded on July 6, 2026, as remediation activities are executed. In addition, the remediation is expected to result in a small, recurring increase in our per-unit cost of revenues for affected products; this prospective impact is reflected in our cost of revenues as units implementing the remediation are produced and sold. We do not expect the recurring per-unit cost increase to be material to our overall cost of revenues.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2026 were $1.3 million, a decrease of $0.7 million compared to the six months ended June 30, 2025. The decrease was primarily attributable to certain clinical trials reaching substantial completion ahead of their originally planned timelines, resulting in lower trial-related expenditures in the current year period.

The following table summarizes the major categories of our R&D expenses for the six months ended June 30:

(in thousands)	2026	2025
Actinic keratosis	$348	$232
Moderate to severe acne	23	218
Superficial basal cell carcinoma	127	832
Lamp Development	35	-
Personnel-related costs	784	781
Other research and development	31	14
Total	$1,348	$2,077

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a loss of $0.2 million for the six months ended June 30, 2026, compared to a gain of $0.7 million for the six months ended June 30, 2025. The loss recognized during the six months ended June 30, 2026 was primarily attributable to the increase in our stock price at June 30, 2026 as compared to the stock price on December 31, 2025, which increased the fair value of the warrant liabilities.

The gain recognized during the six months ended June 30, 2025 was primarily attributable to the decrease in our stock price at June 30, 2025 as compared to the stock price on December 31, 2024, which decreased the fair value of the warrant liabilities.

Net Loss to Adjusted EBITDA Reconciliation for the Three and Six Months Ended June 30, 2026 and 2025

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

Change in fair value of investment, related party: The Company accounts for its investment, related party in accordance with ASC 321, Investments - Equity Securities. Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s consolidated statements of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the consolidated statements of operations. We exclude the impact of the realized and unrealized change in fair value of investments as this is non-cash.

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

Patent Remediation Expense: During the six months ended June 30, 2026, we recognized a total charge of $0.5 million reflecting the estimated cost to remediate the affected units of our RhodoLED® XL Lamps in response to the ITC Matter. The total charge comprises (i) an inventory write-down of $0.1 million to reduce the carrying value of affected finished goods inventory and obsolete components in raw materials to net realizable value in accordance with ASC 330-10-35, and (ii) an accrued remediation liability of $0.4 million for the future cost activities required to complete the remediation. We exclude these charges because they relate to a discrete adverse legal and regulatory matter that is not indicative of the Company’s ongoing operating performance.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(604)	$(5,324)	$(5,356)	$(9,527)
Interest expense, net	126	115	251	220
Income tax expense	23	21	23	19
Depreciation and amortization	65	22	120	46
EBITDA	(390)	(5,166)	(4,962)	(9,242)
Change in fair value of warrant liabilities	(44)	(153)	175	(702)
Change in fair value of investment, related party	1	(2)	1	(2)
Patent remediation – inventory write-down	-	-	58	-
Patent remediation expense	-	-	392	-
Stock-based compensation	263	187	605	426

Adjusted EBITDA	$(170)	$(5,135)	$(3,731)	$(9,520)
Adjusted EBITDA margin	-1.4%	-56.9%	-16.9%	-54.0%

Adjusted EBITDA

Adjusted EBITDA increased from ($5.1) million for the three months ended June 30, 2025 to ($0.2) million for the three months ended June 30, 2026, an improvement of $5.0 million. The improvement was primarily driven by a $3.2 million increase in gross profit, reflecting significantly higher Ameluz® unit volume and a lower cost structure as described above. The decrease of $0.9 million in selling, general and administrative expenses and decrease of $0.4 million in research and development cost further increased adjusted EBITDA. Refer to the section above entitled “Selling, General and Administrative Expenses” for additional details.

Adjusted EBITDA increased from ($9.5) million for the six months ended June 30, 2025 to ($3.7) million for the six months ended June 30, 2026, an improvement of $5.8 million. The improvement was primarily driven by a $5.9 million increase in gross profit, reflecting higher Ameluz® unit volume and a lower cost structure as described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $1.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company’s accumulated deficit was $133.3 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of June 30, 2026, we had cash and cash equivalents of $4.7 million, compared to $6.4 million as of December 31, 2025.

As discussed in Note 17. Commitments and Contingencies, in connection with the ITC Matter the Company has recorded an estimated remediation cost of $0.5 million and expects related cash disbursements to occur over the twelve months following July 6, 2026; these disbursements are reflected in the Company's cash flow forecasts used in this assessment. Based on currently available information, management does not expect this matter to materially impair the Company's core Ameluz® revenue base.

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

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz® in the United States while controlling expense; drawing on a working capital line of credit; pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset expected in December 2026; and, if necessary, securing additional capital through equity or debt financings to support commercial expansion and R&D programs. However, there can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to raise additional capital when needed, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(1,728)	$(7,162)
Net cash provided by (used) in investing activities	(5)	(4)
Net cash provided by financing activities	-	8,500
Net increase (decrease) in cash and restricted cash	$(1,733)	$1,334

Operating Activities

During the six months ended June 30, 2026, operating activities used $1.7 million of cash, primarily resulting from our loss from operations of $5.4 million, adjusted for net cash used by changes in our operating assets and liabilities of $2.2 million, non-cash expense of stock-based compensation of $0.6 million, reduction of right-of-use assets of $0.3 million, non-cash interest expense of $0.3 million, change in warrant valuation of $0.2 million, and depreciation and amortization in the aggregate of $0.1 million.

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

Investing Activities

During the six months ended June 30, 2026 and 2025, net cash used in investing activities consisted of negligible fixed asset purchases.

Financing Activities

There were no financing activities during the six months ended June 30, 2026.

During the six months ended June 30, 2025, net cash from financing activities consisted of an advance from certain stockholders in accordance with a securities purchase agreement dated June 27, 2025, for the issuance of Series C Preferred Stock, which was not issued until July 1, 2025. On July 1, 2025, upon issuance of the Series C Preferred Stock, the advance from stockholders was settled and reclassed to mezzanine equity. See Note 14. Stockholders’ Equity, for additional details.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. There were no material changes to our critical accounting estimates for the six months ended June 30, 2026, other than as noted below.

Loss Contingency for ITC Matter

With respect to the ITC Matter, our estimate of the loss is based on a bottom-up cost model encompassing component procurement, field service travel and labor, return-to-base rework, regulatory and quality activities, and other costs. The estimate is sensitive to a number of assumptions that may change as remediation activities progress, including, in particular, (a) the labor and the associated travel and lodging costs, (b) the unit cost of the remediation and the foreign exchange rate at which it is procured, (c) the regulatory pathway determined for the remediation and (d) the timing and outcome of the suspended limited exclusion order and cease and desist order as to the ‘028 patent. A change in any of these assumptions could result in a material change in the recorded accrual, which would be recognized prospectively as a change in estimate in accordance with ASC 250-10-45-17.

Off-balance Sheet Arrangements

Other than those items reflected in Note 17. Commitments and Contingencies, we did not have during the periods presented, and we do not currently have, any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings in which we are involved, see Note 17. Commitments and Contingencies under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

10.1	Biofrontera Inc. Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed with the SEC on July 22, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: August 13, 2026	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ E. Fred Leffler, III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer
(Principal Financial Officer)

