Form 10-Q
period 2026-09-30
Biofrontera Inc.
filed 2026-11-13
CIK 1858685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, there were 17,949,000 shares outstanding of the registrant’s common stock, par value $0.001 per share.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and 2025 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2026 (unaudited) and 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and 2025 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	37
ITEM 1A.	Risk Factors	37
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Mine Safety Disclosures	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOFRONTERA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,218	$6,392
Investment, related party	12	9
Accounts receivable, net	4,787	7,291
Inventories	1,733	1,426
Prepaid expenses and other current assets	1,111	2,279
Other assets, related party	242	686

Total current assets	11,103	18,083

Inventories, long term	2,565	3,729
Property and equipment, net	2,112	2,158
Operating lease right-of-use assets	2,707	1,584
Intangible assets, net	2,528	2,650
Other assets	451	360

Total assets	$21,466	$28,564

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	6,896	1,855
Accounts payable, related parties, net	731	4,811
Operating lease liabilities	463	332
Accrued expenses and other current liabilities	6,147	4,897

Total current liabilities	14,237	11,895

Long-term liabilities:
Convertible notes payable, net	4,749	4,589
Warrant liabilities	395	351
Operating lease liabilities, non-current	2,322	1,240
Other liabilities	6	9

Total liabilities	21,709	18,084

Commitments and contingencies (see Note 17)

Stockholders’ (deficit) equity:
Convertible Preferred Stock, $0.001 par value, 20,000,000 shares authorized; 0 and 0 Series B-1; 759 and 2,050 Series B-2; 6,498 and 6,593 Series B-3; 8,390 and 10,719 Series C; and 3,019 and 3,019 Series D shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 17,949,000 and 11,648,323 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	18	12
Additional paid-in capital	139,463	138,413
Accumulated deficit	(139,724)	(127,945)

Total stockholders’ (deficit) equity	(243)	10,480

Total liabilities and stockholders’ (deficit) equity	$21,466	$28,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product revenues, net	$9,070	$6,988	$31,157	$24,605

Operating expenses
Cost of revenues, related party	2,164	1,922	6,180	7,377
Cost of revenues, other	157	123	667	578
Selling, general and administrative	12,461	10,047	33,083	29,229
Selling, general and administrative, related party	29	320	72	396
Patent remediation expense	306	-	698	-
Research and development	450	854	1,798	2,932

Total operating expenses	15,567	13,266	42,498	40,512

Loss from operations	(6,497)	(6,278)	(11,341)	(15,907)

Other income (expense)
Change in fair value of warrant liabilities	132	(285)	(44)	417
Change in fair value of investment, related party	4	1	4	3
Interest expense, net	(128)	(111)	(379)	(331)
Other income (expense), net	70	30	8	(333)

Total other income (expense)	78	(365)	(411)	(244)

Loss before income taxes	(6,419)	(6,643)	(11,752)	(16,151)
Income tax expense	4	6	27	25

Net loss	$(6,423)	$(6,649)	$(11,779)	$(16,176)

Loss per common share:
Basic and diluted	$(0.42)	$(0.62)	$(0.89)	$(1.67)

Weighted-average common shares outstanding:
Basic and diluted	15,280,526	10,776,739	13,309,031	9,674,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2026	21,074	$-	14,206,126	$14	$139,243	$(133,301)	$5,956
Conversion of Series B-2 Preferred into Common	(1,091)	-	1,541,583	2	(2)	-	-
Conversion of Series C Preferred into Common	(1,317)	-	2,107,541	2	(2)	-	-
Issuance of shares for restricted stock units		-	93,750	-	-	-	-
Stock-based compensation	-	-	-	-	224	-	224
Net loss	-	-	-	-	-	(6,423)	(6,423)
Balance, September 30, 2026	18,666	-	17,949,000	18	139,463	(139,724)	(243)

Balance, December 31, 2025	22,381	$-	11,648,323	$12	$138,413	$(127,945)	$10,480
Conversion of Series B-2 Preferred into Common	(1,291)	-	1,824,183	2	(2)	-	-
Conversion of Series B-3 Preferred into Common	(95)	-	134,235	-	-	-	-
Conversion of Series C Preferred into Common	(2,329)	-	3,727,004	4	(4)	-	-
Conversion of convertible notes into Common	-	-	296,505	-	227	-	227
Issuance of shares for restricted stock units	-	-	318,750	-	-	-	-
Stock-based compensation	-	-	-	-	829	-	829
Net loss	-	-	-	-	-	(11,779)	(11,779)
Balance, September 30, 2026	18,666	$-	17,949,000	$18	$139,463	$(139,724)	$(243)

	Three and Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2025	9,234	-	10,138,567	9	122,259	(126,936)	(4,668)
Issuance of Series C Preferred	8,500	-	-	-	8,500		8,500
Issuance of Series D Preferred, net of receivable from shareholder	3,019	-	-	-	-	-	-
Conversion of Series B-2 Preferred into Common	(591)	-	835,083	1	(2)	-	(1)
Conversion of Series C Preferred into Common	(281)	-	449,673	2	(1)	-	1
Issuance of shares for restricted stock units	-		225,000	-	-	-	-
Stock based compensation	-	-	-	-	236	-	236
Net loss	-	-	-	-	-	(6,649)	(6,649)
Balance, September 30, 2025	19,881	-	11,648,323	12	130,992	(133,585)	(2,581)

Balance, December 31, 2024	10,129	-	8,873,932	9	121,833	(117,409)	4,433
Issuance of Series C Preferred	8,500	-	-	-	8,500	-	8,500
Issuance of Series D Preferred, net of receivable from shareholder	3,019	-	-	-	-	-	-
Conversion of Series B-2 Preferred into Common	(1,316)	-	1,859,508	2	(2)	-	-
Conversion of Series B-3 Preferred into Common	(170)	-	240,210	-	-	-	-
Conversion of Series C Preferred into Common	(281)	-	449,673	1	(1)	-	-
Issuance of shares for restricted stock units	-	-	225,000	-
Stock based compensation	-	-	-	-	662	-	662
Net loss	-	-	-	-	-	(16,176)	(16,176)
Balance, September 30, 2025	19,881	-	11,648,323	12	130,992	(133,585)	(2,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOFRONTERA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(11,779)	$(16,176)

Adjustments to reconcile net loss to cash flows used in operations:

Depreciation and amortization	179	76
Reduction in the carrying amount of right-of-use assets	403	572
Stock-based compensation	829	662
Non-cash interest expense	388	364
Allowance for credit losses	81	(44)
Inventory write-downs and remediation usage	655	-
Change in fair value of warrant liabilities	44	(417)
Realized/unrealized (gain)/ loss in investment, related party	(4)	(3)
Loss from termination of operating leases	4	7
Other non-cash expense, net	2	-

Changes in operating assets and liabilities:
Accounts receivable	2,423	2,365
Other receivables, related party	-	68
Prepaid expenses and other assets	1,076	(191)
Other assets, related party	444	(733)
Inventories	203	2,317
Accounts payable	5,041	1,782
Accounts payable, related parties, net	(4,080)	(3,358)
Operating lease liabilities	(316)	(546)
Accrued expenses and other liabilities	1,247	2,270

Cash flows used in operating activities	(3,160)	(10,985)

Cash flows from investing activities
Purchases of property and equipment	(14)	(3)

Cash flows used in investing activities	(14)	(3)

Cash flows from financing activities
Proceeds from issuance of Series C Preferred Stock	-	8,500

Cash flows provided by financing activities	-	8,500

Net change in cash, cash equivalents	(3,174)	(2,488)
Cash, cash equivalents and restricted cash, at the beginning of the period	6,592	6,105

Cash, cash equivalents and restricted cash, at the end of the period	$3,418	$3,617

Supplemental disclosure of cash flow information
Interest paid	-	4
Income taxes paid, net	21	25

Supplemental non-cash financing activities
Addition of right-of-use assets in exchange for operating lease liabilities	$1,568	$98
Conversion of convertible notes payable and paid-in-kind interest into common stock	$227	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biofrontera Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Business Overview

Biofrontera Inc., a Delaware corporation (the “Company,” “we,” “us,” “our,” or “Biofrontera”), is a United States-based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz® as well as the BF-RhodoLED®, RhodoLED® XL (subject to the LEO and CDO as defined below) and RhodoLED® XL-C lamp series (together, the “RhodoLED® Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (or “AKs”), and following the U.S. Food and Drug Administration (the “FDA”) approval on September 9, 2026, superficial basal cell carcinoma (“sBCC”). With our national commercial team, we generate revenue by selling our products directly to dermatology offices and groups.

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

On November 6, 2025, the Company completed the sale of the long-lived intangible asset relating to its Xepi product line. The Company received fixed consideration in the amount of $3.0 million and may receive up to $7.0 million of variable consideration contingent upon the buyer’s future activities. See Note 10. Asset Held for Sale, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “2025 Form 10-K”) for additional information.

On May 6, 2026, the U.S. International Trade Commission (the “Commission”) issued a Limited Exclusion Order (“LEO”) and cease and desist order (“CDO”) prohibiting the Company from importing and/or selling the RhodoLED® XL in the United States and restricting the Company from selling Ameluz® for use with the RhodoLED® XL (the “ITC Matter”). On September 14, 2026, U.S. Customs and Border Protection (“CBP”) ruled that the RhodoLED® XL-C, a redesigned version of the RhodoLED® XL, is not subject to the LEO. See Note 17. Commitments and Contingencies for additional information.

On September 9, 2026, the U.S. Food and Drug Administration approved a supplemental New Drug Application for Ameluz® for the treatment of sBCC. The Company expects to begin commercializing Ameluz® for this indication from later in the fourth quarter of 2026 through the first quarter of 2027.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $3.2 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company’s accumulated deficit was $139.7 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of September 30, 2026, we had cash and cash equivalents of $3.2 million, compared to $6.4 million as of December 31, 2025.

The Company cannot provide assurance that it will ultimately achieve profitable operations and become operating cash flow positive or raise additional debt or equity capital. Additionally, the Company’s existing cash and cash equivalents, together with cash expected to be generated from operations, are not expected to be sufficient to fund its operations and meet its obligations as they become due within one year after the date these financial statements are issued without successfully executing the Company’s plan described in the next paragraph. The Company’s obligations over this period include the payment of accounts payable and accrued expenses, including legal fees related to the ITC Matter and the remaining remediation costs (see Note 17. Commitments and Contingencies). In connection with the ITC Matter, the Company recognized charges of $0.6 million and $1.1 million during the three and nine months ended September 30, 2026, respectively. Of the nine-month charges, $0.4 million represents remediation costs paid or payable in cash. Of these remediation costs, $0.2 million remained accrued as of September 30, 2026 and is expected to be paid by March 31, 2027. In addition, the Notes (as defined below), with outstanding principal and accrued PIK interest of $4.8 million as of September 30, 2026, mature on November 22, 2027, shortly after the end of this period (see Note 12. Debt). The Company also is not currently in compliance with the Nasdaq stockholders’ equity continued listing requirement, which, if not remedied, could result in the delisting of its common stock and adversely affect its ability to raise additional capital. Management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz® in the United States (including the planned launch for the treatment of sBCC) while controlling expenses; obtaining and drawing on a working capital line of credit; pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset expected in December 2026, which is contingent on the purchaser achieving specified production and commercialization milestones; and, if necessary, securing additional capital through equity or debt financings to support commercial expansion and R&D programs. Certain elements of these plans, including obtaining a line of credit, receipt of the Xepi milestone payment and securing additional financing, are not within the Company’s control, and accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to successfully execute its plans, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs, which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis for Preparation of the Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2026, the Company’s operating results for the three and nine months ended September 30, 2026 and 2025, and the Company’s cash flows for the nine months ended September 30, 2026 and 2025. The accompanying financial information as of December 31, 2025 is derived from audited financial statements. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2025 Form 10-K.

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

On May 6, 2026, we received written notification from Nasdaq confirming that, for the 10 consecutive business days from April 22, 2026 to May 6, 2026, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater and that, accordingly, the Company had regained compliance with the Minimum Bid Price Requirement and the matter was closed.

The Company’s stockholders’ deficit as reported in the accompanying condensed consolidated balance sheet as of September 30, 2026 was $0.2 million. Therefore, the Company is no longer in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million. Additionally, as of the date of this Report, the Company did not meet either of the alternative requirements of maintaining a market value of listed securities of $35 million or achieving a net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, as of the date of this Report, the Company does not satisfy Nasdaq Listing Rule 5550(b).

The Company expects to receive a notification letter from Nasdaq regarding this deficiency (following the filing of this Report). In response, the Company intends to submit a plan of compliance and to evaluate available options to regain compliance. There can be no assurance that Nasdaq will accept the Company’s plan, that the Company will regain compliance with Rule 5550(b)(1), or that it will continue to meet other Nasdaq continued listing requirements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements. The guidance is effective for the Company’s interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	September 30, 2026	December 31, 2025
Assets:
Investment, related party	1	$12	$9
Liabilities:
Warrant liability – 2023 Purchase Warrants	3	$325	$289
Warrant liability - 2022 Purchase Warrants	3	$31	$28
Warrant liability – 2022 Inducement Warrants	3	$39	$34
Total Liabilities		$395	$351

Investment, related party

As of September 30, 2026 and December 31, 2025, the Company owned 3,019 common shares of Biofrontera AG. The fair value of this investment was determined with Level 1 inputs through references to quoted market prices.

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

The fair value for the Level 3 warrants at September 30, 2026 and December 31, 2025 was estimated using a BSM model based on the following assumptions at each measurement date:

	September 30, 2026	December 31, 2025
Stock price	$1.08	$0.57
Expiration term (in years)	2.09	2.84
Volatility	80.0%	105.0%
Risk-free Rate	4.83%	3.51%
Dividend yield	0.0%	0.0%

The following table presents the changes in the Level 3 warrant liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2026	2025
Fair value at beginning of period	$351	$1,250
Change in fair value of warrant liabilities	44	(417)
Fair value at end of period	$395	$833

4. Revenue

We generate revenue primarily from sales of Ameluz® and the RhodoLED® Lamps to dermatology practices in the United States. Traditional PDT treatments using a lamp are performed more frequently during the winter. As such, our revenue is subject to some seasonality and has historically been higher during the first and fourth quarters than during the second and third quarters.

Revenue disaggregated by product was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Ameluz®, net	$8,681	$6,745	$30,184	$23,714
RhodoLED® Lamps and other (1)	389	243	973	891
Total product revenues, net	$9,070	$6,988	$31,157	$24,605

(1)	Includes lamp lease and rental revenue of $0.1 million or less for each period presented.

As discussed in Note 17. Commitments and Contingencies, the LEO and CDO effective July 6, 2026 prohibit the importation and sale of the RhodoLED® XL in the United States and restrict the sale of Ameluz® for use with the RhodoLED® XL. Revenue for the three and nine months ended September 30, 2026 includes sales from orders placed by certain customers in anticipation of the effective date of the LEO and CDO.

5. Cash Balances and Statements of Cash Flows Reconciliation

The Company maintains its cash balances in the United States at financial institutions that are insured by the Federal Deposit Insurance Corporation, which at times may exceed federally insured limits. Cash held by our German subsidiary is maintained at a German bank. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks with respect to these accounts.

Restricted cash consists primarily of deposits of cash collateral held in accordance with the terms of our corporate credit cards. Long-term restricted cash was recorded in other assets in the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash that sum to the total shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,218	$6,392
Long-term restricted cash	200	200
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$3,418	$6,592

6. Accounts Receivable, net

Accounts receivable are mainly attributable to the sale of Ameluz® in the United States and are expected to be collected within twelve months of the balance sheet date. Trade accounts receivable are stated at their amortized cost, net of the allowance for credit losses. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables determined on the basis of historical experience and current information. In developing the estimate for expected credit losses, trade accounts receivable are segmented into pools of assets based on customer type and payment behavior, with loss rates applied by aging category.

In determining the reserve percentages for each pool of trade accounts receivable, we considered our historical loss experience, adjusted to reflect current conditions at the balance sheet date, including customer-specific circumstances and the regulatory and legal environment. Effective January 1, 2026, the Company adopted ASU 2025-05 and elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current trade accounts receivable; accordingly, the Company does not develop reasonable and supportable forecasts for these receivables. If we become aware of any customer-specific factors that impact credit risk, specific allowances for these known troubled accounts are recorded.

The allowance for credit losses was $0.2 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.

7. Inventories

Inventories are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Inventory, short-term:
Finished product	$1,283	$1,426
Raw materials	450	-
Total inventory, short-term	$1,733	$1,426
Inventory, long-term
Finished product	$173	$1,102
Work in process	806	649
Raw materials	1,586	1,978
Total inventory, long-term	$2,565	$3,729

Total inventories	$4,298	$5,155

Our long-term inventory balance relates to the RhodoLED® Lamps. During the three and nine months ended September 30, 2026, the Company recognized inventory write-downs of $0.4 million and $0.5 million, respectively, in connection with the Commission’s May 6, 2026 Notice of Final Determination (see Note 17. Commitments and Contingencies), reducing the carrying value of the affected inventory to its net realizable value in accordance with ASC 330-10-35. These write-downs, which include a $0.2 million write-down of RhodoLED® XL long-term raw materials and work in process during the three months ended September 30, 2026 are presented within cost of revenues, related party and patent remediation expense in the condensed consolidated statements of operations. Also during the third quarter, RhodoLED® XL lamp heads with a carrying value of $0.2 million were used in the remediation program and charged against the accrued remediation liability. On September 14, 2026, CBP ruled that the redesigned RhodoLED® XL-C is not subject to the LEO (see Note 17. Commitments and Contingencies for more information, including additional information with respect to the RhodoLED® XL-C). The carrying value of the remaining RhodoLED® XL inventory, including $2.4 million of long-term raw materials and work in process, reflects the Company’s assessment of net realizable value as of September 30, 2026 based on the expected use of these materials in the production and sale of the RhodoLED® XL-C. Other than the write-downs noted above, no inventory write-downs or obsolescence reserves that were material to the condensed consolidated financial statements were recognized during the three and nine months ended September 30, 2026 and 2025.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Value-added tax receivable	$61	$1,218
Licenses	562	403
Prepaid tradeshows and conferences	157	91
Clinical trials	101	171
Insurance	-	151
Other	230	245
Total	$1,111	$2,279

9. Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Manufacturing equipment	$2,138	$2,126
Machinery & equipment	100	116
Computer equipment	56	102
Furniture & fixtures	60	81
Leasehold improvements	9	-
Property and equipment, gross	2,363	2,425
Less: Accumulated depreciation	(251)	(267)
Property and equipment, net	$2,112	$2,158

Depreciation expense was not material to the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 and was recorded in the condensed consolidated statements of operations within cost of revenues or selling, general and administrative expense, depending on the nature and use of the underlying asset. As of September 30, 2026 and December 31, 2025, $1.8 million of manufacturing equipment acquired in connection with the Strategic Transaction had not yet been placed in service and is therefore not being depreciated. The Company will commence depreciation of these assets over their estimated useful lives upon being placed in service. No impairment losses were recognized for property and equipment during the three and nine months ended September 30, 2026 and 2025.

10. Intangible Assets, Net

Intangible assets, net are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Intellectual property	$2,656	$2,656
Accumulated amortization	(134)	(24)
Intellectual property, net	2,522	2,632

Software	50	50
Accumulated amortization	(44)	(32)
Software, net	6	18

Intangible assets, net	$2,528	$2,650

Intangible assets consist primarily of intellectual property acquired in the Strategic Transaction, which was accounted for as an asset acquisition and recorded at an allocated cost of $2.7 million and is being amortized on a straight-line basis over an estimated useful life of 18 years. Internal use software is amortized over three years.

Amortization expense was negligible and $0.1 million for the three and nine months ended September 30, 2026, respectively, and negligible for the three and nine months ended September 30, 2025. Amortization expense is recorded in the condensed consolidated statements of operations within cost of revenues or selling, general and administrative expense depending on the nature and use of the underlying intangible asset. No impairment losses were recognized for intangible assets during the three and nine months ended September 30, 2026 and 2025.

Estimated future amortization expense as of September 30, 2026 is as follows:

Year (in thousands)	Amount
October – December 2026	$41
2027	148
2028	146
2029	146
2030	146
Thereafter	1,901
Total	$2,528

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Employee compensation and benefits	$3,601	$2,805
Professional fees	1,720	1,305
Research and development	259	410
Product revenue allowance and reserve	42	57
Patent remediation	210	-
Other	315	320
Total	$6,147	$4,897

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

The Notes provide for customary events of default and contain conversion limitations, providing that no conversion may be made if the aggregate number of shares of common stock beneficially owned by the holder would exceed 9.99% immediately after conversion. There were no events of default at September 30, 2026.

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

On May 11, 2026, one of the Note holders exercised its right to convert its $0.2 million aggregate principal amount of Notes and accrued PIK interest, into 296,505 shares of the Company’s common stock at the conversion price of $0.78 per share. The carrying value of the converted Notes, net of allocable unamortized debt issuance costs, was reclassified to stockholders’ equity, and no gain or loss was recognized on the conversion in accordance with ASC 470. No other conversions have occurred since issuance.

During the three and nine months ended September 30, 2026, the Company recognized interest expense of $0.1 million and $0.4 million, respectively, and minimal discount amortization. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.1 million and $0.4 million, respectively, and minimal discount amortization. As of September 30, 2026 and December 31, 2025, the outstanding principal and accrued PIK interest of the Notes was $4.8 million and $4.7 million, respectively, and the carrying value, net of unamortized issuance costs of $0.1 million, was $4.7 million and $4.6 million, respectively.

As of September 30, 2026, the estimated fair value of the Notes was $8.1 million. Fair value was estimated using a binomial lattice model. The model uses significant unobservable inputs, including the expected volatility of the Company’s common stock and a discount rate reflecting the Company’s credit risk. The measurement is therefore classified within Level 3 of the fair value hierarchy.

13. Related Party Transactions

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

Strategic Transaction with Biofrontera Group

The Company entered into the Strategic Transaction on October 20, 2025. See Note 1. Organization and Business Overview for more information.

Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay an earnout of 12% in years where Ameluz® revenues in the United States are $65.0 million or less and an earnout of 15% in years when Ameluz® revenues in the United States exceed $65.0 million, continuing until the expiration of patent protection on Ameluz®. The earnout replaces a transfer pricing model under the now terminated Second A&R Ameluz LSA. At the acquisition date, the Company evaluated the terms of the earnout arrangement and concluded that the amount of contingent consideration was not reasonably estimable due to the significant uncertainty associated with the timing and magnitude of future net sales. Accordingly, no amount related to the earnout was included in the initial measurement of the cost of the acquired assets. The Company has elected to account for contingent consideration in an asset acquisition as the contingency is resolved (earned and payable). No contingent consideration liability is recognized for amounts not yet earned.

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

See Note 19. Subsequent Events for details regarding the assignment of the Pharbil Waltrop GmbH supply agreement from the Former Ameluz Licensor to Discovery.

Amounts Due and Payable

Amounts due and payable to the Biofrontera Group as of September 30, 2026 and December 31, 2025 were $0.7 million and $4.8 million, respectively, and were recorded in accounts payable, related parties and when applicable, net of accounts receivable, in the condensed consolidated balance sheets. Amounts due from the Biofrontera Group as of September 30, 2026 and December 31, 2025 were $0.2 million and $0.7 million, respectively, and recorded as other assets, related party.

Inventory Purchases

Purchases from the Biofrontera Group of the previously licensed products (inclusive of estimated and actual purchase price adjustments) were negligible and $1.0 million during the three and nine months ended September 30, 2026, respectively. Purchases from the Biofrontera Group of the licensed products (inclusive of estimated and actual purchase price adjustments) were $2.7 million and $7.7 million for the three and nine months ended September 30, 2025, respectively. These purchases were recorded in inventories in the condensed consolidated balance sheets, and, when sold, in cost of revenues, related party in the condensed consolidated statements of operations.

Earnout

For the three and nine months ended September 30, 2026, the Company expensed $1.0 million and $3.6 million, respectively, in earnouts in connection with the Strategic Transaction. The earnout was recorded in cost of revenues, related party in the condensed consolidated statements of operations. There were no earnout payments for the three and nine months ended September 30, 2025.

Services

The Biofrontera Group provides certain production, management, regulatory and pharmacovigilance services to the Company under the Amended and Restated Master Contract Services Agreement entered into in December 2021, charged at cost plus 6%. These amounts are presented in selling, general and administrative, related party in the condensed consolidated statements of operations.

Other

In November 2024, the Company issued $4.2 million in aggregate principal amount of Notes to certain stockholders. As of September 30, 2026 and December 31, 2025, the outstanding principal and accrued PIK interest was $4.8 million and $4.7 million, respectively. See Note 12. Debt-Convertible Notes Payable.

14. Stockholders’ Equity

Under the Company’s Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation, filed June 16, 2025, the Company is authorized to issue 70,000,000 shares of common stock, and 20,000,000 shares of preferred stock, par value $0.001 per share. The rights and preferences of the Company’s common stock and preferred stock are described in Note 17. Stockholders’ Equity, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of the Company’s 2025 Form 10-K and are unchanged as of September 30, 2026.

Common Stock:

The holders of common stock are entitled to one vote for each share held. The Company has not declared any dividends since inception.

During the three months ended September 30, 2026, the Company issued an aggregate of 3,742,874 shares of common stock, consisting of:

(i)	1,541,583 shares issued upon the conversion of 1,091 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock”), at a conversion ratio of 1,413-to-1;

(ii)	2,107,541 shares issued upon the conversion of 1,317 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a conversion ratio of 1,600.26-to-1; and

(iii)	93,750 shares issued upon the release of vested restricted stock units (“RSUs”) under the 2021 Omnibus Incentive Plan (the “2021 Plan”).

During the nine months ended September 30, 2026, the Company issued an aggregate of 6,300,677 shares of common stock consisting of:

(i)	1,824,183 shares issued upon the conversion of 1,291 shares of Series B-2 Preferred Stock, at a conversion ratio of 1,413-to-1;

(ii)	134,235 shares issued upon the conversion of 95 shares of Series B-3 Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 Preferred Stock”) at a conversion ratio of 1,413-to-1;

(iii)	3,727,004 shares issued upon the conversion of 2,329 shares of Series C Convertible Preferred Stock at a conversion ratio of 1,600.26-to-1;

(iv)	296,505 shares issued upon the conversion of $0.2 million aggregate principal amount of the Company’s Notes and accrued PIK interest, at a conversion price of $0.78 per share; and

(v)	318,750 shares issued upon the release of vested RSUs under the 2021 Plan (see Note 15. Equity Incentive Plans and Share-Based Payments).

No shares of common stock were issued upon the exercise of warrants or stock options during the three or nine months ended September 30, 2026.

Warrants

As of September 30, 2026, the Company had outstanding warrants to purchase an aggregate of 2,269,356 shares of common stock with an exercise price range of $3.55 to $100.00 per share and expiration dates ranging from November 2026 to November 2028. No warrants were issued, exercised, expired, forfeited or otherwise modified during the three or nine months ended September 30, 2026. The Company’s outstanding warrants as of September 30, 2026 were as follows:

Warrants	Number of Shares	Exercise Price	Expiration Date
Liability classified (See Note 3. Fair Value Measurements)	2,192,736	$3.55	11/02/2028
Equity classified	76,620	100.00	11/02/2026

The liability-classified warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. See Note 3. Fair Value Measurements for the change in fair value recognized during the three and nine months ended September 30, 2026. The equity-classified warrants expired unexercised subsequent to September 30, 2026. See Note 19. Subsequent Events.

Preferred Stock:

During the three months ended September 30, 2026, 1,091 shares of Series B-2 Preferred Stock and 1,317 shares of Series C Preferred Stock were converted into common stock. During the nine months ended September 30, 2026, 1,291 shares of Series B-2 Preferred Stock, 95 shares of Series B-3 Preferred Stock and 2,329 shares of Series C Preferred Stock were converted into common stock, as described above under “Common Stock”. There were no other changes in any series of preferred stock during the three and nine months ended September 30, 2026.

Shares of preferred stock issued and outstanding at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025	Conversion Price
Series B-2 Convertible Preferred Stock	759	2,050	$0.7074
Series B-3 Convertible Preferred Stock	6,498	6,593	$0.7074
Series C Convertible Preferred Stock	8,390	10,719	$0.6249
Series D Convertible Preferred Stock	3,019	3,019	$0.6249

All series of preferred stock outstanding as of September 30, 2026 are classified as permanent equity on the Company’s condensed consolidated balance sheets. The Series C Preferred Stock and Series D Preferred Stock were reclassified from mezzanine equity to permanent equity following the Company’s September 16, 2025 special meeting of stockholders, in accordance with the limited exception under ASC 480-10-S99-3A(3)(f).

Convertible Debt

The Notes issued in November 2024 originally allowed for up to 5,384,615 shares of common stock to be issued upon conversion of principal, plus additional shares issuable upon conversion of accrued PIK interest. On May 11, 2026, a portion of the Notes representing $0.2 million of aggregate principal amount and accrued PIK interest was converted into 296,505 shares of common stock at a conversion price of $0.78 per share. No other conversions have occurred since issuance, including during the three months ended September 30, 2026. As of September 30, 2026, the remaining $4.0 million of principal was convertible into 5,128,205 shares of common stock, exclusive of additional shares issuable upon conversion of accrued and unpaid PIK interest. The remaining unconverted portion of the Notes outstanding as of September 30, 2026, is detailed in Note 12. Debt – Convertible Notes Payable.

15. Equity Incentive Plans and Share-Based Payments

2021 Omnibus Incentive Plan

In July 2021, the Board adopted, and our stockholders approved, the 2021 Plan, under which the maximum contractual term for stock options is 10 years. In June 2026, our stockholders approved the amendment and restatement of the 2021 Plan, including to increase the total number of shares of common stock authorized from 3,750,000 to 8,750,000. As of September 30, 2026, there were 5,228,483 shares available for future awards under the amended 2021 Plan.

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

The assumptions and key inputs used in the BSM model for the stock options granted during the first quarter of 2026 were: exercise price of $0.78 to $0.90, risk-free rate of 3.7% to 3.8%, volatility of 100%, a dividend yield of 0.0% and expected term of 5.27 years to 6 years. The assumptions and key inputs used in the Lattice model for the stock options granted in the third quarter of 2025 were: valuation date stock price of $0.90 to $0.92, exercise price of $1.00, risk-free rate of approx. 4.3%, volatility of 95%, a dividend yield of 0.0%, and an option exercise multiple of 2.50x.

Share-based compensation expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, was recorded in selling, general and administrative expenses, with a negligible amount recorded in research and development in the accompanying condensed consolidated statements of operations.

Options outstanding and exercisable under the employee share option plan as of September 30, 2026 and a summary of option activity during the nine months then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2025	1,886,718	$2.70	7.46	$-
Granted	815,088	$0.89	-	$-
Exercised	-	$-	-	$-
Canceled or forfeited	(80,969)	$1.55	-	$-
Outstanding at September 30, 2026	2,620,837	$2.17	8.45	$203
Exercisable at September 30, 2026	1,447,357	$3.08	8.16	$69

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at September 30, 2026.

As of September 30, 2026, there was $0.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.44 years.

Share-Based Compensation (RSUs)

RSU-related share-based compensation expense was negligible and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

	Shares	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	412,500	-	$0.99
Awarded	237,500	-	$0.90
Issued	(318,750)	-	$1.01
Forfeited	-	-	$-
Unvested balance at September 30, 2026	331,250	0.89	$0.90

As of September 30, 2026, there was $0.2 million of unrecognized compensation related to unvested RSUs, which is expected to be recognized over a period of 1.25 years.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(6,423)	$(6,649)	$(11,779)	$(16,176)
Weighted average common shares outstanding, basic and diluted	15,280,526	10,776,739	13,309,031	9,674,378
Net loss per share, basic and diluted	$(0.42)	$(0.62)	$(0.89)	$(1.67)

The following table sets forth the securities that were anti-dilutive for diluted EPS for the periods presented but which could potentially dilute EPS in the future:

	September 30,
	2026	2025
Common stock warrants	2,269,356	2,269,356
Common stock options and RSUs	2,952,087	2,400,572
Unit Purchase Options	20,182	20,182
Series B convertible preferred stock	10,254,141	12,212,559
Series C convertible preferred stock	13,426,181	13,152,537
Series D convertible preferred stock	4,831,185	4,831,185
Convertible notes	6,160,169	5,859,849
Total	39,913,301	40,746,240

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

The Company leases vehicles under a master agreement, pursuant to which each vehicle is leased for an initial non-cancelable term of twelve months, and thereafter on a month-to-month basis. Based on historical retention experience of approximately three years, the vehicles have varying expiration dates through October 2029.

Operating lease cost was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 6.3 years and the weighted-average discount rate was 9.9%.

Future lease payments under non-cancelable leases as of September 30, 2026 were as follows (in thousands):

Years ending December 31,	Future lease commitments
October – December 2026	201
2027	674
2028	640
2029	599
2030	557
Thereafter	1,087
Total future minimum lease payments	$3,758
Less imputed interest	(973)
Total lease liability	$2,785

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

The Company did not make any milestone or royalty payments or accruals for such payments during the three and nine months ended September 30, 2026 or 2025.

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

In the Commission proceeding, a hearing was held in front of an administrative law judge (“ALJ”) between June 30, 2025 and July 3, 2025, and on September 30, 2025, the ALJ issued an Initial Determination (“ID”) finding the SUN Patents to be valid and infringed, and that importation of Biofrontera’s RhodoLED® XL violates Section 337 of the Tariff Act of 1930. Following review by the Commission (during which time the ID had no immediate effect), on May 6, 2026, the Commission adopted the ID in its Final Determination (“FD”) and issued a LEO and corresponding cease and desist order (“CDO”), prohibiting the Company from importing and/or selling the RhodoLED® XL in the United States and restricting the Company from importing or selling Ameluz® for use with the RhodoLED® XL. Importation and sale of Ameluz® for use with the BF-RhodoLED® is not affected. The LEO and CDO were both subject to a 60-day Presidential Review period that concluded on July 6, 2026, prior to which time the Company was permitted to continue to import and sell the RhodoLED® XL (and Ameluz® for use with the RhodoLED® XL) and after which the Company has implemented measures to comply with the CDO and LEO, including but not limited to ceasing importation and sales of the RhodoLED® XL (and Ameluz® for use with the RhodoLED® XL).

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

The Company has filed notices of appeal for both the Commission’s determination and the USPTO Director’s decision to the U.S. Court of Appeals for the Federal Circuit. In addition, on June 4, 2026, the Company submitted a ruling request to CBP regarding a redesigned version of the RhodoLED® XL (named the RhodoLED® XL-C) that the Company contends falls outside the purview of the LEO. On September 14, 2026, CBP issued its ruling, finding that the RhodoLED® XL-C does not infringe the asserted claims of the ‘512 Patent and the ‘028 Patent, and thus, is not subject to the LEO.

Remediation costs. In the first quarter of 2026, the Company concluded that a loss related to remediating affected RhodoLED® XL lamps was probable and reasonably estimable and recognized an accrued remediation liability of $0.4 million in patent remediation expense for the estimated cost of components, field service, return-to-base rework, and regulatory and quality activities.

In the third quarter of 2026,  the Company increased its estimate of the total remediation cost by $0.2 million, which was recognized in patent remediation expense. The increase reflects the September 14, 2026 CBP ruling on the redesigned RhodoLED® XL-C, the resulting refinement of the remediation plan, and progress in executing the plan. This change in estimate increased net loss by $0.2 million, or $0.01 per share and $0.02 per share, for the three and nine months ended September 30, 2026, respectively.

In addition, during the three and nine months ended September 30, 2026, the Company recognized write-downs of RhodoLED® Lamp inventory to net realizable value of $0.4 million and $0.5 million, respectively. Of the nine-month amount, $0.4 million was recorded in cost of revenues, related party, and $0.1 million, related to loaner and RhodoLED® XL lamps used in the remediation program, was recorded in patent remediation expense (see Note 7. Inventories). In total, the Company recognized charges related to the ITC Matter of $0.6 million and $1.1 million during the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, $0.2 million of remediation costs remained accrued in accrued expenses and other current liabilities. The Company expects the remaining remediation activities to be substantially complete by March 31, 2027. The estimate is sensitive to the cost and timing of remediation activities and to foreign exchange rates on component purchases. Following the September 14, 2026 CBP ruling that the RhodoLED® XL-C is not subject to the LEO, the net realizable value of the Company’s RhodoLED® XL inventory depends on the Company’s ability to produce and sell the RhodoLED® XL-C, and changes in these assumptions could result in additional charges, including further inventory write-downs (see Note 7. Inventories).

The Company continues to deny SUN’s infringement allegations and disagrees with the Commission’s Final Determination. The Company is complying, and intends to continue to comply, with the LEO and CDO for so long as they remain in effect. While there can be no assurance that any appeal will be successful or that the orders will be modified, rescinded, or stayed, the Company intends to continue to defend the remaining above-referenced matters vigorously.

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

18. Segment Reporting

The Company operates as one operating segment that derives revenue primarily from our principal product, Ameluz®, which is a prescription drug approved for use in PDT using our RhodoLED® Lamps, for the treatment of AKs, and following FDA approval on September 9, 2026, for the treatment of sBCC (see Note 4. Revenue). We are currently selling Ameluz® for the treatment of AKs in the United States and expect to begin commercializing Ameluz® for the treatment of sBCC from later in the fourth quarter 2026 through the first quarter of 2027. Ameluz® (including the RhodoLED® Lamps) accounts for substantially all of our revenue.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss to allocate resources and assesses financial performance by comparing actual results to historical results and previously forecasted financial information.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues, net	$9,070	$6,988	$31,157	$24,605

Operating expenses:
Cost of revenues	2,321	2,045	6,846	7,955
Direct sales	2,805	2,297	7,076	5,873
Sales support	2,067	1,931	6,883	6,127
General and administrative	6,629	5,551	16,363	16,563
Manufacturing related	134	-	762	-
Regulatory and product affairs	532	-	1,011	-
Patent remediation expense	306	-	698	-
Research and development	450	854	1,798	2,932
Other operating expenses	323	588	1,061	1,062
Total operating expenses	15,567	13,266	42,498	40,512
Loss from operations	(6,497)	(6,278)	(11,341)	(15,907)
Total other income (expense)	78	(365)	(411)	(244)
Loss before income taxes	(6,419)	(6,643)	(11,752)	(16,151)
Income tax expense	4	6	27	25
Net loss	$(6,423)	$(6,649)	$(11,779)	$(16,176)

Other operating expenses include stock-based compensation, depreciation and amortization, bad debt expense and selling, general and administrative expenses, related party. Other income (expense) includes the change in fair value of warrant liabilities and of the investment, related party, interest expense, net, and foreign exchange gains and losses. The measure of segment assets is total assets as reported on the condensed consolidated balance sheets. Segment net loss is equal to consolidated net loss, and there are no reconciling items.

19. Subsequent Events

We have completed an evaluation of subsequent events after the balance sheet date of September 30, 2026 through the date this Quarterly Report on Form 10-Q was submitted to the Securities and Exchange Commission and identified the following material subsequent events.

On November 2, 2026, 1,492,394 of the Company’s publicly traded warrants (Nasdaq: “BFRIW”), originally issued in connection with the Company’s initial public offering expired unexercised in accordance with their terms. As a result of the 1-for-20 Reverse Stock Split effective July 3, 2023, every 20 warrants were exercisable for one share of common stock at an exercise price of $100.00 per share, with fractional shares rounded up to the nearest whole share. Accordingly, the 1,492,394 warrants that expired represented the right to purchase an aggregate of 76,620 shares of common stock, including shares attributable to the rounding up of fractional shares.

On November 4, 2026, Discovery, the Former Ameluz Licensor (see Note 13. Related Party Transactions), and Pharbil Waltrop GmbH entered into a Tripartite Assignment Agreement under which Discovery assumed, effective as of October 20, 2025, the Former Ameluz Licensor’s rights and obligations under its Manufacturing, Packaging and Supply Agreement with Pharbil Waltrop GmbH dated June 22, 2021, for the manufacture of Ameluz® for the U.S. market. The supply agreement has an initial term through June 2031, and renews automatically for two-year periods unless terminated on 24 months’ notice. In connection with the assignment, Discovery agreed that if the Former Ameluz Licensor enters into a manufacturing agreement with Pharbil Waltrop GmbH for markets outside the United States, the Former Ameluz Licensor may use the related manufacturing equipment on a non-exclusive basis, without separate consideration. No amounts were payable under the agreement through September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during the third quarter of 2026 compares with prior-year periods. Throughout this section, Biofrontera Inc., including its wholly owned subsidiary, Biofrontera Discovery GmbH (“Discovery” or “subsidiary”), is referred to as “Company,” “we,” “us,” or “our.” References to “Former Ameluz Licensor” refers to Biofrontera Pharma GmbH and references to the “Biofrontera Group” refer to Biofrontera AG and its consolidated subsidiaries.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Form 10-Q constitute “forward-looking statements.” Such statements include estimates of our expenses, future revenue, capital requirements, our need for additional financing, statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing our products to market, the timeline for regulatory review and approval of our products, and other statements that are not historical facts. The words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential,” “target,” “goal,” “assume,” “would,” “could” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You should read this Form 10-Q and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. While we have based these forward-looking statements on our current expectations and projections about future events, we may not actually achieve the plans, intentions or expectations disclosed in or implied by our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions about us and accordingly, actual results or events could differ materially from the plans, intentions and expectations disclosed in or implied by the forward-looking statements we make.

Factors that may cause such differences include, but are not limited to:

●	our ability to achieve and sustain profitability;

●	our ability to compete effectively in selling our products;

●	our ability to expand, manage and maintain our direct sales and marketing efforts, including our ability to obtain the financing to develop our marketing strategy, if needed;

●	changes in our relationship with our manufacturing partners and the possible impact of tariffs;

●	our ability to manufacture our products;

●	our ability to adequately protect our intellectual property and operate the business without infringing upon the intellectual property rights of others;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing;

●	market risks regarding consolidation and group purchasing organizations (“GPOs”) in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third-party payors for our products, or procedures using our products significantly declines;

●	our ability to market, commercialize, achieve market acceptance for and sell our products;

●	the fact that product quality issues or product defects may harm our business;

●	any claims brought against the Company, including but not limited to product liability claims, claims of patent infringement, or claims challenging the validity of our intellectual property;

●	our ability to maintain compliance with The Nasdaq Stock Market, LLC (“Nasdaq”) continued listing standards;

●	our ability to comply with the requirements of being a public company;

●	the progress, timing and completion of research, development and preclinical studies and clinical trials for our products;

●	our ability to obtain and maintain the regulatory approvals necessary for the marketing of our products in the United States; and

●	those risks listed in the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “2025 Form 10-K”) entitled “Risk Factors.”

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

Overview

Biofrontera Inc. is a United States-based biopharmaceutical company engaging in the development, manufacturing, and commercialization of pharmaceutical products for the treatment of dermatological conditions with a focus on photodynamic therapy (“PDT”). The Company’s products, which include Ameluz® as well as the BF-RhodoLED®, RhodoLED® XL (subject to the LEO and CDO as defined below) and RhodoLED® XL-C lamp series (together, the “RhodoLED® Lamps”), are used for the treatment of actinic keratosis (“AK”), a common skin condition characterized by the growth of pre-cancerous skin lesions (“AKs”), and following the U.S. Food and Drug Administration (the “FDA”) approval on September 9, 2026, superficial basal cell carcinoma (“sBCC”). We generate revenue by selling our products, through our national commercial team, directly to dermatology offices and groups in the United States.

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

Recent Key Developments

Strategic Transaction with the Biofrontera Group. On October 20, 2025, we entered into (i) an Asset Purchase Agreement (the “Transfer Agreement”) and (ii) an Earnout Agreement (together with the Transfer Agreement, the “Agreements”), with the Biofrontera Group, pursuant to which the Company finalized the agreements to acquire all rights in the United States (the “U.S. Rights”) to Ameluz® and the RhodoLED® Lamps (the “Strategic Transaction”). Pursuant to the terms of the Agreements, retroactive to June 1, 2025, the Company will pay a monthly earnout of 12% of United States revenues of Ameluz® in years when United States net sales are $65.0 million or less and an earnout of 15% in years when United States net sales of Ameluz® exceed $65.0 million, continuing until the expiration of patent protection on Ameluz® allows for generic competition in the United States. The earnout replaces a transfer pricing model under the Company’s Second Amended and Restated License and Supply Agreement (“Second A&R Ameluz LSA”) by and among the Company and the Biofrontera Group, which has now been terminated pursuant to the Agreements. The new structure reduces overall cost for the Company and is expected to accelerate the Company’s timeframe to reach break-even. The results of operations for the three and nine months ended September 30, 2026 reflect this revised cost structure, while the results of operations for the three and nine months ended September 30, 2025 reflect the prior transfer-pricing model. Period-over-period comparisons of cost of revenues and related-party cost of revenues are therefore affected by this change, as discussed further under “Results of Operations” below. See Note 13. Related Party Transactions in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Compliance with Nasdaq Listing Standards. As of September 30, 2026, the Company reported a stockholders’ deficit of $0.2 million and, as of the date of this Report, does not meet the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1) or either of the alternative standards under Rule 5550(b).

The Company expects to receive a notification letter from Nasdaq regarding this deficiency (following the filing of this Report). In response, the Company intends to submit a plan of compliance and to evaluate available options to regain compliance. There can be no assurance that Nasdaq will accept the Company’s plan, that the Company will regain compliance with Rule 5550(b)(1), or that it will continue to meet other Nasdaq continued listing requirements.

See Note 2. Summary of Significant Accounting Policies – The Nasdaq Stock Market, LLC Compliance in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

ITC Matter.  On May 6, 2026, the International Trade Commission issued a Limited Exclusion Order (“LEO”) and cease and desist order (“CDO”) prohibiting the Company from importing and/or selling the RhodoLED® XL in the United States and restricting the Company from selling Ameluz® for use with the RhodoLED® XL (the “ITC Matter”). On September 14, 2026, U.S. Customs and Border Protection (“CBP”) ruled that the RhodoLED® XL-C, a redesigned version of the RhodoLED® XL, is not subject to the LEO. See Note 17. Commitments and Contingencies for additional information regarding this matter.

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

sBCC Approval. On September 9, 2026, the FDA approved the Company’s supplemental New Drug Application for Ameluz® (aminolevulinic acid hydrochloride) topical gel, 10%, in combination with photodynamic therapy using the BF-RhodoLED® lamp series, for the treatment of sBCC in adults. We expect to begin commercializing Ameluz® for this indication from later in the fourth quarter 2026 through the first quarter of 2027.

Strategy

Our principal objective is to improve patient outcomes through adoption and use of our products in the United States. The key elements of our strategy include the following:

●	expanding our sales in the United States of Ameluz® in combination with the RhodoLED® Lamps for the treatment of minimally to moderately thick AKs of the face and scalp and, following the FDA’s September 2026 approval, for the treatment of sBCC, and positioning Ameluz® to be the standard of care in the United States by focusing on acquisition of new customers and growth of the therapy in our current customer base;

●	leveraging the potential for future approvals and label extensions of our portfolio products that are in the pipeline for the United States market with respect to Ameluz® and furthering the clinical development of this product after taking over responsibility for certain ongoing clinical trials since June 1, 2024; and

●	strategically managing our portfolio, including opportunistically adding complementary products or services to our portfolio by acquiring or licensing IP to further leverage our commercial infrastructure and customer relationships.

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

Cost of Revenues, Related Party

Cost of revenues, related party, consists of (i) the purchase cost of Ameluz® and RhodoLED® Lamps acquired from the Biofrontera Group, (ii) earnout payments due to the Biofrontera Group in connection with the Strategic Transaction (see Note 13. Related Party Transactions) and (iii) inventory adjustments for scrapped, expiring and excess products and write-downs to net realizable value, including write-downs of RhodoLED® XL inventory affected by the ITC Matter (see Note 7. Inventories and Note 17. Commitments and Contingencies).

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

Patent Remediation Expense

Patent remediation expense consists of the actual and estimated cost to remediate RhodoLED® XL lamps affected by the ITC Matter, including component procurement, field service, return-to-base rework, and regulatory and quality activities and subsequent changes in that estimate. Write-downs of inventory used in the remediation program are included in patent remediation expense. Other related inventory write-downs are recorded in cost of revenues, related party. See Note 17. Commitments and Contingencies for additional information regarding the ITC Matter.

Research and Development

We conduct all clinical trials for Ameluz® in the United States through Discovery, allowing for more effective cost management and direct oversight of trial efficiency. Our R&D expenses include costs directly attributable to the clinical development of Ameluz®, including personnel-related expenses, the cost of services provided by outside contractors, including services related to the Company’s clinical trial sites, facilities, depreciation, and other direct and allocated expenses.

Change in Fair Value of Warrant Liabilities

For warrants that are classified as liabilities, the Company records the fair value of the warrants at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liabilities to be reclassified to stockholders’ equity or deficit.

Interest Income (Expense), net

Interest expense, net, primarily consists of interest on our convertible notes, including amortization of deferred costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30:

(in thousands)	2026	2025	Change

Product revenues, net	$9,070	$6,988	$2,082

Operating expenses:
Cost of revenues, related party	2,164	1,922	242
Cost of revenues, other	157	123	34
Selling, general and administrative	12,461	10,047	2,414
Selling, general and administrative, related party	29	320	(291)
Patent remediation expense	306	-	306
Research and development	450	854	(404)
Total operating expenses	15,567	13,266	2,301
Loss from operations	(6,497)	(6,278)	(219)

Other income (expense):
Change in fair value of warrant liabilities	132	(285)	417
Change in fair value of investment, related party	4	1	3
Interest expense, net	(128)	(111)	(17)
Other income (expense), net	70	30	40
Total other income (expense)	78	(365)	443
Loss before income taxes	(6,419)	(6,643)	224
Income tax expense	4	6	(2)
Net loss	$(6,423)	$(6,649)	$226

Product Revenues, net

Net product revenue for the three months ended September 30, 2026 was $9.1 million, an increase of $2.1 million, or 29.8%, compared to the three months ended September 30, 2025. The increase was primarily attributable to higher Ameluz® net sales, reflecting 23.3% growth in unit volume, which contributed $1.6 million, and a price increase implemented in the fourth quarter of 2025, which contributed $0.2 million. Substantially all of the volume growth reflects approximately $1.6 million of orders placed by certain customers in early July 2026, before supply restrictions resulting from the ITC Matter took effect. These orders accelerated purchases that customers would otherwise have made in later periods. Excluding these accelerated orders, unit volume was comparable to the prior-year period, despite customers with only RhodoLED® XL lamps being temporarily unable to purchase Ameluz® until they obtained a non-infringing lamp. The number of ordering customers returned to prior-year levels by September 2026. Lamp and device revenue increased $0.1 million, as RhodoLED® XL sales increased $0.2 million, partially offset by lower refurbished lamp sales and lamp rental revenue.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the three months ended September 30, 2026 was $2.2 million, an increase of $0.2 million, or 12.6%, compared to the three months ended September 30, 2025. Ameluz® cost decreased $0.2 million despite a 23.3% increase in unit volume, resulting from the impact of the Strategic Transaction, which transitioned the Company from the transfer pricing model in place under the now-terminated Second A&R Ameluz LSA, which was 25% of net revenue, to a significantly lower cost structure comprised only of Ameluz® direct cost and the 12% earnout applied to net revenue. This decrease was more than offset by a $0.4 million increase in lamp and device costs, driven by higher RhodoLED® XL sales and $0.3 million of RhodoLED® Lamps inventory write-downs, including a $0.2 million write-down of RhodoLED® XL long-term raw materials and work in process to net realizable value. As a result, gross margin (product revenues, net, less cost of revenues, related party, and cost of revenues, other, as a percentage of product revenues, net) increased to 74.4% for the three months ended September 30, 2026 compared to 70.7% for the three months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 were $12.5 million, an increase of $2.4 million, or 24.0%, compared to the three months ended September 30, 2025. The increase was primarily driven by a $1.1 million increase in general and administrative expenses (mainly $0.9 million of higher legal expenses related to the ITC Matter), $0.7 million of combined costs from lamp manufacturing and regulatory and product affairs, and a $0.5 million increase in direct sales expenses, mainly commissions on higher Ameluz® sales volume.

Since the closing of the Strategic Transaction, regulatory and product affairs activities have been performed by the Company rather than charged by the Biofrontera Group, and are therefore reported in selling, general and administrative expenses instead of selling, general and administrative expenses, related party. Lamp manufacturing costs consist primarily of personnel costs and depreciation of production tooling and equipment. Because no lamps were produced during 2026, these costs could not be allocated to the cost of inventory and were expensed as incurred. The remaining increase reflects various other selling, general and administrative expenses, none of which were individually significant.

Patent Remediation Expense

Patent remediation expense for the three months ended September 30, 2026 was $0.3 million, compared to none for the three months ended September 30, 2025. The expense consists of a $0.2 million increase in the estimated remediation cost, reflecting the September 14, 2026 CBP ruling on the redesigned RhodoLED® XL-C, the resulting refinement of the remediation plan, and progress in executing the plan, as well as a $0.1 million write-down of loaner and RhodoLED® XL lamps used in the remediation program to net realizable value. See Note 17. Commitments and Contingencies.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2026 were $0.5 million, a decrease of $0.4 million, or 47.3%, compared to the three months ended September 30, 2025. The decrease was primarily attributable to several clinical trials that were completed in the third and fourth quarters of 2025, ahead of their originally planned timelines, resulting in lower trial-related expenditures in the current year period.

The following table summarizes the major categories of our R&D expenses for the three months ended September 30:

(in thousands)	2026	2025
Actinic keratosis	$93	$310
Moderate to severe acne	8	53
Superficial basal cell carcinoma	43	42
Personnel-related costs	267	428
Other research and development	39	21
Total	$450	$854

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $0.1 million for the three months ended September 30, 2026, compared to a loss of $0.3 million for the three months ended September 30, 2025. The gain recognized in the three months ended September 30, 2026 was primarily attributable to a decline in expected volatility and a shorter remaining term, which more than offset the impact of the increase in our stock price at September 30, 2026 as compared to the stock price on June 30, 2026.

The loss recognized in the three months ended September 30, 2025 was primarily attributable to the increase in our stock price at September 30, 2025 as compared to the stock price on June 30, 2025, which increased the fair value of the warrant liabilities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30:

(in thousands)	2026	2025	Change

Product revenues, net	$31,157	$24,605	$6,552

Operating expenses:
Cost of revenues, related party	6,180	7,377	(1,197)
Cost of revenues, other	667	578	89
Selling, general and administrative	33,083	29,229	3,854
Selling, general and administrative, related party	72	396	(324)
Patent remediation expense	698	-	698
Research and development	1,798	2,932	(1,134)
Total operating expenses	42,498	40,512	1,986
Loss from operations	(11,341)	(15,907)	4,566

Other income (expense):
Change in fair value of warrant liabilities	(44)	417	(461)
Change in fair value of investment, related party	4	3	1
Interest expense, net	(379)	(331)	(48)
Other income (expense), net	8	(333)	341
Total other income (expense)	(411)	(244)	(167)
Loss before income taxes	(11,752)	(16,151)	4,399
Income tax expense	27	25	2
Net loss	$(11,779)	$(16,176)	$4,397

Product Revenues, net

Net product revenue for the nine months ended September 30, 2026 was $31.2 million, an increase of $6.6 million, or 26.6%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher Ameluz® net sales, driven by growth in unit volume reflecting improved sales execution and strategic sales team management contributing approximately $1.9 million to revenue growth, as well as accelerated order timing from certain customer accounts in anticipation of supply restrictions resulting from the ITC Matter contributing approximately $3.6 million to revenue growth. Additionally, a higher average effective selling price following a list price adjustment implemented in the fourth quarter of 2025 contributed $0.7 million to revenue growth.

Operating Expenses

Cost of Revenues, Related Party

Cost of revenues, related party for the nine months ended September 30, 2026 was $6.2 million, a decrease of $1.2 million, or 16.2%, compared to the nine months ended September 30, 2025. The decrease was primarily driven by a reduction in the Ameluz® unit cost of $4.3 million and the absence of $0.8 million of purchase price variances, both resulting from the impact of the Strategic Transaction, as explained above. This decrease was partially offset by $3.6 million of earnout expense under the Earnout Agreement entered into in connection with the Strategic Transaction, with no comparable charge in the prior year period, and $0.4 million of RhodoLED® Lamps inventory write-downs, including a $0.2 million write-down of long-term raw materials and work in process to net realizable value. As a result, gross margin increased to 78.0% for the nine months ended September 30, 2026 from 67.7% for the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2026 were $33.1 million, an increase of $3.9 million, or 13.2%, compared to the nine months ended September 30, 2025. The increase was primarily driven by $1.8 million of combined costs from manufacturing and regulatory and product affairs, $1.2 million of higher direct sales expenses (mainly sales commissions reflecting Ameluz® sales volume growth), and $0.8 million of higher sales support expenses, reflecting increased commercial activity. Other SG&A expenses, including stock-based compensation, depreciation and amortization, and bad debt, increased $0.3 million. These increases were partially offset by a $0.2 million decrease in general and administrative expenses.

Since the closing of the Strategic Transaction, regulatory and product affairs activities have been performed by the Company rather than charged by the Biofrontera Group. As a result, their costs are reported in selling, general and administrative expenses instead of selling, general and administrative expenses, related party. Lamp manufacturing costs consist primarily of personnel costs and depreciation of production tooling and equipment. Because no lamps were produced during 2026 and costs directly attributable to the production of lamp heads were not material, these costs were expensed as incurred rather than capitalized to inventory.

Patent Remediation Expense

Patent remediation expense for the nine months ended September 30, 2026 was $0.7 million, compared to none for the nine months ended September 30, 2025. The expense consists of $0.6 million of estimated remediation costs, comprising $0.4 million recognized in the first quarter of 2026 and a $0.2 million increase recognized in the third quarter of 2026, and a $0.1 million write-down of loaner and RhodoLED® XL lamps used in the remediation program to net realizable value. The increase to estimated remediation costs reflects the September 14, 2026 CBP ruling on the redesigned RhodoLED® XL-C, the resulting refinement of the remediation plan, and progress in executing the plan. We expect to pay the remaining $0.2 million of accrued remediation costs by March 31, 2027. Related inventory write-downs recorded in cost of revenues, related party are discussed above. See Note 17. Commitments and Contingencies.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2026 were $1.8 million, a decrease of $1.1 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to certain clinical trials reaching substantial completion ahead of their originally planned timelines, resulting in lower trial-related expenditures in the current year period.

The following table summarizes the major categories of our R&D expenses for the nine months ended September 30:

(in thousands)	2026	2025
Actinic keratosis	$441	$1,143
Moderate to severe acne	31	284
Superficial basal cell carcinoma	169	260
Lamp Development	35	-
Personnel-related costs	1,052	1,209
Other research and development	70	36
Total	$1,798	$2,932

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a loss of less than $0.1 million for the nine months ended September 30, 2026, compared to a gain of $0.4 million for the nine months ended September 30, 2025. The loss recognized during the nine months ended September 30, 2026 was primarily attributable to the increase in our stock price at September 30, 2026 as compared to the stock price on December 31, 2025, which increased the fair value of the warrant liabilities, but was mostly offset by a decline in expected volatility and a shorter remaining term.

The gain recognized during the nine months ended September 30, 2025 was primarily attributable to the decrease in our stock price at September 30, 2025 as compared to the stock price on December 31, 2024, which decreased the fair value of the warrant liabilities.

Other Income (Expense), Net

Other income (expense), net improved $0.3 million for the nine months ended September 30, 2026, primarily due to lower foreign exchange losses, which decreased from $0.3 million for the nine months ended September 30, 2025 to less than $0.1 million for the nine months ended September 30, 2026.

Net Loss to Adjusted EBITDA Reconciliation for the Three and Nine Months Ended September 30, 2026 and 2025

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

Change in fair value of investment, related party: The Company accounts for its investment, related party in accordance with ASC 321, Investments - Equity Securities. Equity securities, which are comprised of investments in common stock, are initially recorded at cost, plus transaction costs, and subsequently measured at fair value, based on quoted market prices, with the gains and losses reported in the Company’s condensed consolidated statements of operations. For the investments held in foreign currencies, the change in fair value attributable to changes in foreign exchange rates is included in gains and losses in the condensed consolidated statements of operations. We exclude the impact of the realized and unrealized change in fair value of investments as this is non-cash.

Patent Remediation Expense: During the nine months ended September 30, 2026, we recognized charges related to the ITC Matter, consisting of patent remediation expense, including a change in estimate recognized in the third quarter, and write-downs to net realizable value of RhodoLED® XL finished goods, long-term raw materials and work in process, and other RhodoLED® lamp inventory. We exclude these charges because they relate to a discrete adverse legal and regulatory matter that is not indicative of the Company’s ongoing operating performance.

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

The below table presents a reconciliation from net loss to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(6,423)	$(6,649)	$(11,779)	$(16,176)
Interest expense, net	128	111	379	331
Income tax expense	4	6	27	25
Depreciation and amortization	59	25	179	76
EBITDA	(6,232)	(6,507)	(11,194)	(15,744)
Change in fair value of warrant liabilities	(132)	285	44	(417)
Change in fair value of investment, related party	(4)	(1)	(4)	(3)
ITC-related inventory write-downs	317	-	375	-
Patent remediation expense	306	-	698	-
Stock-based compensation	224	236	829	662 (1)
Adjusted EBITDA	$(5,521)	$(5,987)	$(9,252)	$(15,502)
Adjusted EBITDA margin	-60.9%	-85.7%	-29.7%	-63.0%

(1) Stock-based compensation for the nine months ended September 30, 2025 has been revised from $0.4 million, as previously reported, to $0.7 million to correct the amount presented in the prior-period reconciliation. The revision affects only this non-GAAP measure and had no effect on the Company’s condensed consolidated financial statements.

Adjusted EBITDA

Adjusted EBITDA improved from ($6.0) million for the three months ended September 30, 2025 to ($5.5) million for the three months ended September 30, 2026, an improvement of $0.5 million. The improvement was primarily driven by a $2.1 million increase in gross profit excluding ITC-related inventory write-downs, reflecting significantly higher Ameluz® unit volume and a lower cost structure as described above, and a decrease of $0.4 million in research and development expenses. These were largely offset by a $2.1 million increase in total selling, general and administrative expenses, excluding stock-based compensation and depreciation and amortization. Refer to the section above entitled “Selling, General and Administrative Expenses” for additional details.

Adjusted EBITDA improved from ($15.5) million for the nine months ended September 30, 2025 to ($9.3) million for the nine months ended September 30, 2026, an improvement of $6.3 million. The improvement was primarily driven by an $8.0 million increase in gross profit excluding ITC-related inventory write-downs, reflecting higher Ameluz® unit volume and a lower cost structure as described above, a decrease of $1.1 million in research and development, and a $0.3 million improvement in foreign exchange expenses, partially offset by a net increase in selling, general and administrative expenses, excluding stock-based compensation and depreciation and amortization, of $3.3 million. Refer to the section above entitled “Selling, General and Administrative Expenses” for additional details.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since we commenced operations in 2015, we have generated significant losses. The Company incurred net cash outflows from operations of $3.2 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company’s accumulated deficit was $139.7 million. The Company’s primary sources of liquidity are its cash collected from the sales of its products and cash flows from financing transactions. As of September 30, 2026, we had cash and cash equivalents of $3.2 million, compared to $6.4 million as of December 31, 2025.

The Company cannot provide assurance that it will ultimately achieve profitable operations and become operating cash flow positive or raise additional debt or equity capital. Additionally, the Company’s existing cash and cash equivalents, together with cash expected to be generated from operations, are not expected to be sufficient to fund its operations and meet its obligations as they become due within one year after the date these financial statements are issued without successfully executing the Company’s plan described in the next paragraph. The Company’s obligations over this period include the payment of accounts payable and accrued expenses, including legal fees related to the ITC Matter and the remaining remediation costs (see Note 17. Commitments and Contingencies). In connection with the ITC Matter, the Company recognized charges of $0.6 million and $1.1 million during the three and nine months ended September 30, 2026, respectively. Of the nine-month charges, $0.4 million represents remediation costs paid or payable in cash. Of these remediation costs, $0.2 million remained accrued as of September 30, 2026 and is expected to be paid by March 31, 2027. In addition, the Company’s Convertible Notes, with outstanding principal and accrued PIK interest of $4.8 million as of September 30, 2026, mature on November 22, 2027, shortly after the end of this period (see Note 12. Debt).  The Company also is not currently in compliance with the Nasdaq stockholders’ equity continued listing requirement, which, if not remedied, could result in the delisting of its common stock and adversely affect its ability to raise additional capital. Management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company plans to address the conditions that raise substantial doubt regarding its ability to continue as a going concern by, among other things, continuing to expand the commercialization of Ameluz® in the United States (including the planned launch for the treatment of sBCC) while controlling expenses; obtaining and drawing on a working capital line of credit; pursuing the realization of an additional $1.0 million in milestone payments from the sale of the Xepi intangible asset expected in December 2026, which is contingent on the purchaser achieving specified production and commercialization milestones; and, if necessary, securing additional capital through equity or debt financings to support commercial expansion and R&D programs. Certain elements of these plans, including obtaining a line of credit, receipt of the Xepi milestone payment and securing additional financing, are not within the Company’s control, and accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all. If the Company is unable to successfully execute its plans, it will not have sufficient cash resources and liquidity to fund its business operations and may be forced to delay or reduce continued commercialization efforts or R&D programs which could have a material adverse effect on the Company and its financial statements.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Cash Flows

The following table summarizes our cash provided by and (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,160)	$(10,985)
Net cash used in investing activities	(14)	(3)
Net cash provided by financing activities	-	8,500
Net decrease in cash and restricted cash	$(3,174)	$(2,488)

Operating Activities

During the nine months ended September 30, 2026, operating activities used $3.2 million of cash, primarily resulting from our net loss of $11.8 million, adjusted for net cash provided by changes in our operating assets and liabilities of $6.0 million, non-cash expense of stock-based compensation of $0.8 million, reduction of right-of-use assets of $0.4 million, non-cash interest expense of $0.4 million, inventory write-downs and remediation usage of $0.7 million, and depreciation and amortization in the aggregate of $0.2 million.

During the nine months ended September 30, 2025, operating activities used $11.0 million of cash, primarily resulting from our net loss of $16.2 million, adjusted for non-cash expense of stock-based compensation of $0.7 million, depreciation and amortization in the aggregate of $0.6 million, non-cash interest expense of $0.4 million, and net cash provided by changes in our operating assets and liabilities of $4.0 million, partially offset by the change in fair value of warrant liabilities of $0.4 million.

Investing Activities

During the nine months ended September 30, 2026 and 2025, net cash used in investing activities consisted of negligible fixed asset purchases.

Financing Activities

There were no financing activities during the nine months ended September 30, 2026.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. There were no material changes to our critical accounting estimates for the nine months ended September 30, 2026, other than as noted below.

Loss Contingency for ITC Matter

With respect to the ITC Matter, our estimate of the loss is based on a cost model of the remaining remediation activities. The estimate is sensitive to a number of assumptions that may change as remediation progresses, including the number of affected lamps remediated, the related logistics costs, and the outcome of the Company’s appeals. A change in any of these assumptions could result in a material change in the recorded accrual, which would be recognized prospectively as a change in estimate in accordance with ASC 250-10-45-17. During the three months ended September 30, 2026, the Company increased its estimate of the total remediation cost by $0.2 million, reflecting the September 14, 2026 CBP ruling on the redesigned RhodoLED® XL-C, the resulting refinement of the remediation plan, and progress in executing the plan. See Note 17. Commitments and Contingencies.

Net Realizable Value of RhodoLED® XL Inventory

As of September 30, 2026, the Company held $2.5 million of RhodoLED® XL raw materials ($2.4 million classified as long-term) and work in process after a $0.2 million write-down to net realizable value recognized in the third quarter of 2026. Following the CBP ruling, management expects to use these materials in the production and sale of the RhodoLED® XL-C. Net realizable value is estimated as the expected selling price of the RhodoLED® XL-C, less the estimated costs to complete the lamps, including absorbed production overhead, and the costs to deliver and install them. The estimate depends on assumptions about future selling prices, including the timing of expected price increases, expected sales volumes over the period in which the materials are expected to be used, and costs to complete. Because the estimated cost of a completed lamp approximates its expected net realizable value, relatively small changes in the expected selling price, sales volumes or costs to complete could result in material additional write-downs in future periods.

Off-balance Sheet Arrangements

Other than those items reflected in Note 17. Commitments and Contingencies, we did not have during the periods presented, and we do not currently have any other off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), which permits us to use an extended transition period to comply with new or revised accounting standards until those standards would otherwise apply to private companies. Although we are allowed this extended transition period, we have historically adopted new or revised accounting standards as of the effective dates applicable to public business entities.

We will cease to be an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be eligible for the extended transition period or other emerging growth company accommodations. Because we have historically adopted accounting standards on public business entity timelines, we do not expect the loss of emerging growth company status to affect the timing of our adoption of accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.

10.1	Biofrontera Inc. Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed with the SEC on July 22, 2026)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOFRONTERA INC.

Date: November 13, 2026	By:	/s/ Hermann Luebbert
	Name:	Hermann Luebbert
	Title:	Chief Executive Officer & Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ E. Fred Leffler, III
	Name:	E. Fred Leffler, III
	Title:	Chief Financial Officer
(Principal Financial Officer)

